Form 10-Q
period 2016-10-31
Reliant Service Inc
filed 2016-12-12
CIK 1663038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

Commission file number 333-208934

RELIANT SERVICE INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

3 Rabí, Rabí, Czech Republic 34201

servicesreliant@gmail.com

(Address of principal executive offices, including zip code.)

Telephone (775) 996-0287
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,015,000 shares as of December 1, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

2

RELIANT SERVICE INC.

INDEX TO FINANCIAL STATEMENTS

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

OCTOBER 31, 2016

	10/31/2016	7/31/2016

ASSETS

CURRENT ASSETS

Cash in Bank (USD)	$7,553	$221
Income Tax Benefit	3,917	-

TOTAL CURRENT ASSETS	11,470	221

PROPERTY, PLANT AND EQUIPMENT (Note 5)	11,030	11,175

TOTAL ASSETS	$22,500	$11.396

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Income Taxes Payable	$-	$1,095
Loan Payable – Related Party	100	100

TOTAL CURRENT LIABILITIES	$100	$1,195

STOCKHOLDERS’ EQUITY

Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,015,000 and 4,000,000 shares issued and outstanding as of October 31, 2016 and July 31, 2016	$5,015	$4,000

Additional Paid-In Capital	39,585	-

Net profit (loss) accumulated during development stage	(22,200)	6,201

TOTAL STOCKHOLDERS’ EQUITY	22,400	10,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,500	$11,396

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

-Unaudited-

	2016	2015

REVENUES

Merchandise Sales	$36,932	$30,136

TOTAL REVENUES	$36,932	$30,136

COST OF SALES

Purchases	30,651	21,044

TOTAL COST OF GOODS SOLD	$30,651	$21,044

GROSS PROFIT	$6,281	$9,091

OPERATING EXPENSES	$39,694	$11,272

INCOME BEFORE INCOME TAXES	$(33,413)	$(2,181)

INCOME TAX BENEFIT (PROVISION)	5,012	327

NET INCOME (LOSS)	$(28,401)	$(1,854)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,015,000	4,000,000

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

-Unaudited-

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(28,401)	$(1,854)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	145
Income Taxes Payable	(5,012)	(327)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(33,268)	$(2,036)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property	-	-

NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable – Related Party	-	-
Issuance of common stock	40,600	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	40,600	-

NET DECREASE IN CASH	$7,332	$(2,036)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$221	$4,044

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$7,553	$2,008

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Reliant Service Inc. (the “Company”) was incorporated in the state of Nevada on March 20, 2015. The company develops marketing channels to distribute office equipment to the wholesale market in the United States. Our functional currency is the US Dollar and all the references to currency in the financial statements are in US Dollars.

The Company is a development stage company as defined by the Financial Accounting Standards Board's Accounting Standards Codification Topic 915 related to Development Stage Entities. The Company qualifies as a development stage company as it has not generated significant revenues from operations.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding these financial statements. The financial statements and notes are representations of management, who is responsible for their integrity and objectivity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash

The Company considers all cash balances on deposit with financial institutions and highly liquid investments with a maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives listed below:

Estimated Useful Life

Buildings	15 years

Property

The Company’s principal offices are located at 3 Rabi, Rabi, Czech Republic, 34201.

The property was purchased on July 30, 2015 for $11,900.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of the asset and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold. We recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred, the price is fixed or determinable, and collection of any resulting receivable is reasonably assured. Costs and expenses are recognized during the period in which they are incurred. Any revenues earned are from the sales of office equipment. The Company recognizes these sales once delivery time is confirmed by the customer.

All revenue generated by the Company to date has been generated from U.S. sales and deposited to our U.S. bank account.

NOTE 3 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended October 31, 2016, the Company had a net loss of $28,401. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

NOTE 3 – GOING CONCERN - continued

There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014- 10 ("ASU2014-10"), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.

These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company expects to adopt ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

In August 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-15 ("ASU 2014-15"), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its financial condition, results of operations and cash flows.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2016	2015

Building	$11,900	$11,900

Less accumulated depreciation	(870)	(290)

	$11,030	$11,610

Depreciation expense for the three months ended October 31, 2016 and 2015 was $145 and $145, respectively.

NOTE 6 – COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001 par value, of which 5,015,000 shares are issued and outstanding as of October 31, 2016.

4,000,000 shares were issued to our sole director for $4,000 on July 17, 2015.

1,015,000 shares were issued to 31 independent shareholders on October 28, 2016 pursuant to the company’s Registration Statement on Form S-1. The shares were issued at a per share price of $0.04 per share for total proceeds of $40,600.

NOTE 7 – DEBT

On April 14, 2015 the Director and President of the Company, made the initial deposit to the Company bank account in the amount $100 and is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 17, 2015, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000.

On April 14, 2015 the Director and President of the Company made the initial deposit to the Company bank account in the amount $100. The loan is non-interest bearing, unsecured and due upon demand.

The Company's sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

NOTE 9 – FAIR VALUE MEASUREMENTS AND DISCLOSURE

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a hierarchy of fair value inputs. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

The fair value hierarchy prioritized the inputs to valuation techniques used to measure fair value into three broad levels:

Level I inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.

Level II inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level III are unobservable inputs for the asset or liability and rely on management’s own assumptions that market participants would use in pricing the asset or liability. The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company’s own data.

As of October 31, 2016 and 2015, there were no level I, II, or III assets or liabilities.

NOTE 10 – SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through November 22, 2016, the date the financial statements were issued. There are no subsequent events to be reported.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2016 AND 2015

NOTE 11 – UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of October 31, 2016, the statements of operations and cash flows for the three month period ended October 31, 2016, and the statement of stockholders’ (deficit) for the three month period ended October 31, 2016, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended October 31, 2016 are not necessarily indicative of results expected for the full years ending July 31, 2016 and 2015. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2016 have been made.

It is suggested that these statements be read in conjunction with the July 31, 2016 and 2015 audited financial statements and the accompanying notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

A cautionary note regarding forward-looking statements

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

Three Months Ended October 31, 2016 and 2015

We generated $36,932 and $30,136 in revenues for the three months ending October 31, 2016 and 2015, respectively. Our cost of goods sold was $30,651 and $21,044, resulting in a gross profit of $6,281 and $9,091, respectively. The difference in the cost of goods sold was due to the type of cabinets purchased by the client. We incurred operating expenses of $39,694 and $11,272 for the three months ended October 31, 2016 and 2015, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The difference in the operating expenses was primarily due to a payment to our supplier to begin our private label cabinet development in 2016 of $38,700.

On July 17, 2015, we issued 4,000,000 shares of common stock to our sole officer and director. Mr. Augustin purchased the 4,000,000 shares at a purchase price of $0.001 per share, for an aggregate purchase price of $4,000.

The company’s Registration Statement on Form S-1 was declared effective on October 6, 2016. In October 2016 the company sold 1,015,000 shares of common stock to 31 independent shareholders at a price of $0.04 per share for total proceeds of $40,600, pursuant to the Registration Statement.

Our company had 5,015,000 shares of common stock issued and outstanding as of October 31, 2016.

During 2015, Stanislav Augustin, our sole officer and director advanced the Company $100 to pay expenses. The loan is an oral contract, bears no interest and is payable on demand.

As of October 31, 2016 the company had no accounts receivable and $100 in a loan payable.

The following table provides selected financial data about our company for the period ended October 31, 2016. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2016

Cash	$7,553
Total assets	$22,500
Total liabilities	$100
Stockholder’s equity	$22,400

We are actively working to advance our business plan. We have generated $188,375 in revenue since inception.

Our plan of operations over the 12 month period following successful completion of our offering is as follows:

We were only able to raise approximately 50% of the offering or $40,600, less $8,511 in offering costs. Management felt it was in the best interests of future revenue to move forward with the development of our private label brand of file cabinets. In October the supplier was paid $38,700 to do so. Management believes that current revenue levels will be enough to pay for legal and accounting fees, costs associated with being a “reporting issuer” under the Securities Exchange Act of 1934, as amended, website development and marketing and purchasing of necessary office equipment.

Our future plans include developing our US business including establishing a sales force team to sell more file cabinet products. If we raise enough funds in this offering, we will buy small US office and will start US business operations from it, servicing our US clients. Until revenues justify the expense we will continue to operate from the Czech Republic office we already have.

All proceeds from the offering and revenue will be used to develop our US operations. Our initial focus is expansion into the US market. The Czech operations will only be expanded once we have sufficient funds from our US operations, which Management estimates to be in 3-5 years.

Liquidity and Capital Resources

Our assets at October 31, 2016 were $22,500 which included $7,553 in cash, $3,917 in income tax benefit and $11,030 (net) in our office building. Management estimates our current monthly “burn rate” to be $5,000 and estimate our current cash will last through December 2016, if no additional revenues are realized.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our Company is not involved in any material litigation and we are unaware of any threatened material litigation. However, the cabinet industry has had litigation regarding trademarks, patents and other intellectual property rights. In addition, from time to time, we may become involved in litigation relating to claims arising from the ordinary course of our business.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our Registration Statement on Form S-1, filed under SEC File Number 333-208934, at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31	Sec. 302 Certification of Chief Executive Officer & Chief Financial Officer

32	Sec. 906 Certification of Principal Executive Officer & Principal Financial Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of December 2016.

Reliant Service Inc., Registrant

By:	/s/ Stanislav Augustin
Stanislav Augustin
CEO Chief Executive Officer & Chief Financial Officer

