Form 10-Q
period 2017-01-31
Reliant Service Inc
filed 2017-03-20
CIK 1663038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

Commission file number 333-208934

RELIANT SERVICE INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

3 Rabí, Rabí, Czech Republic 34201

servicesreliant@gmail.com

(Address of principal executive offices, including zip code.)

Telephone (775) 996-0287
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,015,000 shares as of March 17, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANT SERVICE INC
(A Development Stage Company)
Balance Sheet

	For the	For the
	Six Months Ended	Year Ended
	January 31, 2017	July 31, 2016
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash (USD)	$178	$221
Income Tax Benefit	6,545	-

Total Current Assets	6,723	221

Fixed Assets
Czech Office Building	11,900	11,900
Less Accumulated Depreciation	(1,015)	(725)

Total Fixed Assets	10,885	11,175

Total Assets	$17,608	$11,396

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Income Taxes Payable	$-	$1,095
Loan Payable - Related Party	10,100	100

Total Current Liabilities	10,100	1,195

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares
authorized; 5,015,000 and 4,000,000 shares issued and
outstanding as of January 31, 2017 and July 31, 2016	$39,585	$4,000
Additional Paid-In Capital	5,015	-
Net profit (loss) accumulated during development stage	(37,092)	6,201

Total Stockholders' Equity	7,508	10,201

Total Liabilities & Stockholders' Equity	$17,608	$11,396

See Notes to Financial Statements

RELIANT SERVICE INC
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	From Inception (March 20, 2015) Through
	January 31, 2017	January 31, 2016	January 31, 2017	January 31, 2016	January 31, 2017

Revenues
Merchandise Sales	$30,083	$30,003	$67,015	$60,138	$218,458
Cost of Goods Sold	29,181	24,776	59,832	45,821	181,948

Gross Profit	902	5,226	7,183	14,318	36,509

Expenses
General and Administration	18,277	6,881	19,126	18,008	44,526
Depreciation	145	145	290	290	1,015
Private Label Development	-	-	38,700	-	38,700

Total Expenses	18,422	7,026	58,116	18,298	84,241

Income Before Income Taxes	(17,520)	(1,799)	(50,933)	(3,980)	(47,732)

Income Tax Benefit (Provision)	2,628	(270)	7,640	(597)	10,640

Net Income	$(14,892)	$(1,529)	$(43,293)	$(3,383)	$(37,092)

Net Income (loss) Per Basic and Diluted share	(0.0037)	(0.0004)	(0.0108)	(0.0008)	(0.0093)

Weighted average number of Common Shares outstanding	5,015,000	4,000,000	5,015,000	4,000,000	5,015,000

See Notes to Financial Statements

RELIANT SERVICE INC
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			From Inception
	For the Six Months Ended	For the Six Months Ended	(March 20, 2015) Through
	January 31, 2017	January 31, 2016	January 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(43,293)	$(3,383)	$(37,092)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Accounts Payable	10,000	-	10,000
Income Taxes Benefit	(6,545)	-	(6,545)
Income Taxes Payable	(1,095)	(597)	-
Depreciation	290	290	1,015

Changes in operating assets and liabilities:	-	-	-

Net cash provided by (used in) operating activities	(40,643)	(3,690)	(32,622)

CASH FLOWS FROM INVESTING ACTIVITIES

Czech Office Building	-	-	(11,900)

Net cash provided by (used in) investing activities	-	-	(11,900)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Related Party	-	-	100
Issuance of common stock	40,600	-	44,600

Net cash provided by (used in) financing activities	40,600	-	44,700

Net increase (decrease) in cash	(43)	(3,690)	178

Cash at beginning of period	221	4,044	-

Cash at end of period	$178	$354	$178

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	-

Income Taxes	$-	-

See Notes to Financial Statements

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

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

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

NOTE 3 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended January 31, 2017, the Company had a net loss of $37,092. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued. The Company expects to adopt ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	01/31/2017	7/31/2016

Building	$11,900	$11,900

Less accumulated depreciation	(1,015)	(725)

	$10,885	$11,175

Depreciation expense for the three months ended January 31, 2017 and 2016 was $145 and $145, respectively. Depreciation expense for the six months ended January 31, 2017 and 2016 was $290 and $290, respectively.

NOTE 6 – COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001par value, of which 5,015,000 shares are issued and outstanding as of January 31, 2017.

4,000,000 shares were issued to our sole director for $4,000 on July 17, 2015.

1,015,000 shares were issued to 31 independent shareholders on October 28, 2016 pursuant to the company’s Registration Statement on Form S-1. The shares were issued at a per share price of $0.04 per share for total proceeds of $40,600.

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

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

As of January 31, 2017 and 2016, there were no level I, II, or III assets or liabilities.

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2017

NOTE 10 – SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through March 17, 2017, the date the financial statements were issued. There are no subsequent events to be reported.

NOTE 11 – UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of January 31, 2017 and the statements of operations and cash flows for the three and six month periods ended January 31, 2017 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six months ended January 31, 2017 are not necessarily indicative of results expected for the full year ending July 31, 2017. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at January 31, 2017 have been made.

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

Results of Operations

Three Months Ended January 31, 2017 and 2016

We generated $30,093 and $30,003 in revenues for the three months ending January 31, 2017 and 2016, respectively. Our cost of goods sold was $29,181 and $24,776, resulting in a gross profit of $902 and $5,226, respectively. The difference in the cost of goods sold was due to the type of cabinets purchased by the client. We incurred operating expenses of $18,422 and $7,026 for the three months ended January 31, 2017 and 2016, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The difference in the operating expenses was primarily due to an increase in professional fees for our transfer agent.

Six Months Ended January 31, 2017 and 2016

We generated $67,015 and $60,138 in revenues for the six months ending January 31, 2017 and 2016, respectively. Our cost of goods sold was $59,832 and $45,821, resulting in a gross profit of $7,183 and $14,318, respectively. The difference in the cost of goods sold was due to the type of cabinets purchased by the client. We incurred operating expenses of $58,116 and $18,298 for the six months ended January 31, 2017 and 2016, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The difference in the operating expenses was primarily due to a payment to our supplier to begin our private label cabinet development in October 2016 of $38,700.

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

Our company had 5,015,000 shares of common stock issued and outstanding as of January 31, 2017. During 2015, Stanislav Augustin, our sole officer and director advanced the Company $100 to pay expenses. The loan is an oral contract, bears no interest and is payable on demand. As of January 31, 2017 the company had no accounts receivable, $10,000 in accounts payable and $100 in a loan payable.

The following table provides selected financial data about our company for the period ended January 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2017

Cash	$178
Total assets	$17,608
Total liabilities	$10,100
Stockholder’s equity	$7,508

We are actively working to advance our business plan. We have generated $218,458 in revenue since inception.

Our plan of operations over the 12 month period following successful completion of our offering is as follows:

We were only able to raise approximately 50% of the offering or $40,600, less $8,511 in offering costs. Management felt it was in the best interests of future revenue to move forward with the development of our private label brand of file cabinets. In October 2016 the supplier was paid $38,700 to do so. Management believes that current revenue levels will be enough to pay for legal and accounting fees, costs associated with being a “reporting issuer” under the Securities Exchange Act of 1934, as amended, website development and marketing and purchasing of necessary office equipment.

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

Liquidity and Capital Resources

Our assets at January 31, 2017 were $17,608 which included $178 in cash, $6,545 in income tax benefit and $10,885 (net) in our office building. Management estimates our current monthly “burn rate” to be $5,000. We will require additional revenues or loans from our director to continue operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 17th day of March, 2017.

Reliant Service Inc., Registrant

By:	/s/ Stanislav Augustin
Stanislav Augustin
Chief Executive Officer & Chief Financial Officer

