Form 10-Q
period 2017-04-30
Reliant Service Inc
filed 2017-06-13
CIK 1663038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

Commission file number 333-208934

RELIANT SERVICE INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

3 Rabí, Rabí, Czech Republic 34201

reliantservices@inbox.lv

(Address of principal executive offices, including zip code.)

Telephone (702) 442-0901
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,015,000 shares as of June 12, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANT SERVICE INC
(A Development Stage Company)
Balance Sheet

	For the
	Nine Months Ended	For the Year Ended
	April 30, 2017	July 31, 2016
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash (USD)	$2,052	$221
Income Tax Benefit	4,786	-

Total Current Assets	6,838	221

Fixed Assets
Czech Office Building	11,900	11,900
Less Accumulated Depreciation	(1,160)	(725)

Total Fixed Assets	10,740	11,175

Total Assets	$17,578	$11,396

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Income Taxes Payable	$-	$1,095
Loan Payable - Related Party	100	100

Total Current Liabilities	100	1,195

Stockholders' Equity

Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,015,000 and 4,000,000 shares issued and outstanding as of April 30, 2017 and July 31, 2016	$5,015	$4,000
Additional Paid-In Capital	39,585	-
Net profit (loss) accumulated during development stage	(27,122)	6,201

Total Stockholders' Equity	17,478	10,201
Total Liabilities &
Stockholders' Equity	$17,578	$11,396

See Notes to Financial Statements

RELIANT SERVICE INC
(A Development Stage Company)
Statement of Operations (Unaudited)

	For the	For the	For the	For the	From Inception
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	(March 20, 2015) Through
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016	April 30, 2017
Revenues

Merchandise Sales	$41,897	$30,976	$108,912	$91,115	$260,355
Cost of Goods Sold	27,798	28,638	87,630	74,458	209,746

Gross Profit	14,099	2,339	21,282	16,656	50,609

Expenses

General and Administration	2,226	2,249	21,352	20,257	46,752
Depreciation	145	145	435	435	1,160
Private Label Development	-	-	38,700	-	38,700

Total Expenses	2,371	2,394	60,487	20,692	86,612

Income Before Income Taxes	11,728	(55)	(39,205)	(4,036)	(36,003)

Income Tax Benefit (Provision)	(1,759)	(8)	5,881	(605)	8,881

Net Income	$9,969	$(47)	$(33,324)	$(3,431)	$(27,122)

Net Income (loss) Per Basic and Diluted share	0.0025	(0.0000)	(0.0083)	(0.0009)	(0.0068)

Weighted average number of Common Shares outstanding	5,015,000	4,000,000	5,015,000	4,000,000	5,015,000

See Notes to Financial Statements

RELIANT SERVICE INC
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

	For the	For the	From Inception
	Nine Months Ended	Nine Months Ended	(March 20, 2015) Through
	April 30, 2017	April 30, 2016	April 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(33,324)	$(3,431)	$(27,122)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accounts Payable	-	-	-
Income Taxes Benefit	(4,786)	-	(4,786)
Income Taxes Payable	(1,095)	(605)	-
Depreciation	435	435	1,160

Changes in operating assets and liabilities:
	-	-	-

Net cash provided by (used in) operating activities	(38,770)	(3,601)	(30,748)

CASH FLOWS FROM INVESTING ACTIVITIES

Czech Office Building	-	-	(11,900)

Net cash provided by (used in) investing activities	-	-	(11,900)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Related Party	-	-	100
Issuance of common stock	40,600	-	44,600

Net cash provided by (used in) financing activities	40,600	-	44,700

Net increase (decrease) in cash	1,830	(3,601)	2,052

Cash at beginning of period	221	4,044	-

Cash at end of period	$2,052	$443	$2,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
Interest	$-	-
Income Taxes	$-	-

See Notes to Financial Statements

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2017

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

April 30, 2017

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

April 30, 2017

NOTE 3 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine month period ended April 30, 2017, the Company had a net loss of $33,324. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2017

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS - continued

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	4/30/2017	7/31/2016
Building	$11,900	$11,900
Less accumulated depreciation	(1,160)	(725)
	$10,740	$11,175

Depreciation expense for the three months ended April 30, 2017 and 2016 was $145 and $145, respectively. Depreciation expense for the nine months ended April 30, 2017 and 2016 was $435 and $435, respectively.

NOTE 6 – COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001 par value, of which 5,015,000 shares are issued and outstanding as of April 30, 2017.

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

April 30, 2017

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

As of April 30, 2017 and 2016, there were no level I, II, or III assets or liabilities.

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2017

NOTE 10 – SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through May 25, 2017, the date the financial statements were issued. There are no subsequent events to be reported.

NOTE 11 – UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of April 30, 2017 and the statements of operations and cash flows for the three and nine month periods ended April 30, 2017 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and nine months ended April 30, 2017 are not necessarily indicative of results expected for the full year ending July 31, 2017. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2017 have been made.

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

Results of Operations

Three Months Ended April 30, 2017 and 2016

We generated $41,897 and $30,976 in revenues for the three months ending April 30, 2017 and 2016, respectively. Our cost of goods sold was $27,798 and $28,638, resulting in a gross profit of $14,099 and $2,339, respectively. The difference in the gross revenue was due to the type of cabinets purchased by the client. We incurred operating expenses of $2,371 and $2,394 for the three months ended April 30, 2017 and 2016, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Nine Months Ended April 30, 2017 and 2016

We generated $108,912 and $91,115 in revenues for the nine months ending April 30, 2017 and 2016, respectively. Our cost of goods sold was $87,630 and $74,458, resulting in a gross profit of $21,282 and $16,656, respectively. The difference in the revenue and cost of goods sold was due to the type of cabinets purchased by the client. We incurred operating expenses of $60,487 and $20,692 for the nine months ended April 30, 2017 and 2016, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The difference in the operating expenses was primarily due to a payment to our supplier to begin our private label cabinet development in October 2016 of $38,700.

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

Our company had 5,015,000 shares of common stock issued and outstanding as of April 30, 2017. During 2015, Stanislav Augustin, our sole officer and director advanced the Company $100 to pay expenses. The loan is an oral contract, bears no interest and is payable on demand. As of April 30, 2017 the company had no accounts receivable, no accounts payable and $100 in a loan payable.

The following table provides selected financial data about our company for the period ended April 30, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2017
Cash	$2,052
Total assets	$17,578
Total liabilities	$100
Stockholder’s equity	$19,478

We are actively working to advance our business plan. We have generated $260,355 in revenue since inception.

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

Liquidity and Capital Resources

Our assets at April 30, 2017 were $17,578 which included $2,052 in cash, $4,786 in income tax benefit and $10,740 (net) in our office building. Management estimates our current monthly “burn rate” to be $5,000. We will require additional revenues or loans from our director to continue operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of June, 2017.

Reliant Service Inc., Registrant

By:	/s/ Stanislav Augustin
Stanislav Augustin, CEO
Chief Executive Officer & Chief Financial Officer

