Form 10-K
period 2017-07-31
Reliant Service Inc
filed 2017-09-19
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-208934

RELIANT SERVICE INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4806481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Rabí, Rabí, Czech Republic 34201

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: (775) 996-0287

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 11, 2017, the registrant had 5,015,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of September 11, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars ($US) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", “Reliant" and “Reliant Service” mean Reliant Service Inc., unless the context clearly requires otherwise.

ITEM 1. BUSINESS

Our Company

Reliant Service Inc was incorporated on March 20, 2015, under the laws of the State of Nevada, for the purpose of providing file cabinet distribution services.

We are a development stage company that has realized some revenues to date, and our net gain as of July 31, 2016 is $6,201. To date we have raised an aggregate of $4,000 through a private placement of our securities with our officer and director. Proceeds from the private placement were used for working capital. The Company’s principal offices are located at 3 Rabí, Rabí, Czech Republic 34201. Our telephone number is (775)996-0287.

We are in the early stages of developing our business, for the purpose of providing file cabinet distribution services. Our plan of operations over the 12 month period is as follows:

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

Our future plans include developing our US business including establishing a sales force team to sell more file cabinet products, if revenues support the expense. We may buy small US office and will start US business operations from it, servicing our US clients. Until revenues justify the expense we will continue to operate from the Czech Republic office we already have.

All revenue will be used to develop our US operations. Our initial focus is expansion into the US market. The Czech operations will only be expanded once we have sufficient funds from our US operations, which Management estimates to be in 3-5 years.

Our plans for the Czech Republic is to keep the office we own and operate from until we generate greater business income through product sales.

We plan to keep this office in Czech Republic even if we open a US office. We will use the Czech Republic office to reach out to European Union countries in the next 3-5 years, as we have enough funds and people for expansion. There is no guarantee we will ever reach this stage of our business development.

From inception until the date of this filing we have had limited operating activities, primarily consisting of the incorporation of our company, opening a corporate bank account, the initial equity funding by our sole officer and sole director, development of our business plan and purchasing our small warehouse and business office for $11,900 located at 3 Rabí, Rabí, Czech Republic 34201. We received our initial funding of $4,000 through the sale of common stock to our President and sole director, who purchased 4,000,000 shares of common stock at $0.001 per share. The company’s Registration Statement on Form S-1 was declared effective on October 6, 2016. In October 2016 the company sold 1,015,000 shares of common stock to 31 independent shareholders at a price of $0.04 per share for total proceeds of $40,600, pursuant to the Registration Statement.

Our financial statements from inception on March 20, 2015 through July 31, 2016 report $151,443 revenues and a net gain of $3,201.

Our Current Business

We are in the business of providing file cabinet distribution services. As with any distribution company, we will have a set rate of charges we will charge per each sold item and this will all be displayed on our website once it is developed. We will also offer a webpage for a customer to request a quote if they will not like to do it by phone. As we will be new in the business we will require full payments from our customers before product delivery. Our potential customers will have two options to pay: They will have the option to pay online by credit card when they will be given a quote or by check/money order/bank wire upon arrival of our invoice and before we deliver product.

Because we are in our initial stage and our website is not yet functional, Mr. Augustin, president of the company, found our first client by searching the internet, called him up, told the client about our company and its products, offered the client good price on file cabinet sets and the client decided to buy from our company. The requested merchandise was ordered from one of our suppliers and delivered the order to the client. Our website needs more money to be invested in it, as soon as we make more money from sales, we will initiate the steps to activate our website.

We have signed agreements with multiple suppliers, to make sure we have consistent sources of our merchandise. All agreements have been filed as exhibits to our Registration Statement on Form S-1 and the details are set out in each agreement. There are no additional terms not included in the agreement.

We will continue to offer our products by calling up our customers and potential customers, contacting them by email, and in the future, by visiting salesmen at customers’ places of business. When we have enough money, we will develop our website and start optimizing it, so then it will show up near the top when people search for file cabinet products online. We will also hire salespeople when our resources permit us to do so.

We order our file cabinets products from the Chinese manufacturer. The customer pays for the product and we in turn pay the supplier. The order is picked up from the supplier’s location in the United States and delivered to the client’s office, or is picked up at the supplier by our client. Sometimes we cover the delivery cost, other times our client covers it. We do not import goods to Czech Republic yet and we do not believe we will be able to expand operations in the Czech Republic for 3-5 years.

Product Description

A filing cabinet (or sometimes file cabinet in American English) is a piece of office furniture usually used to store paper documents in file folders. In the simplest context, it is an enclosure for drawers in which items are stored. The two most common forms of filing cabinets are vertical files and lateral files. A vertical filing cabinet has drawers that extend from the short side (typically 15 inches) of the cabinet. A lateral filing cabinet has drawers that extend from the long side (various lengths) of the cabinet. These are also called side filers in Great Britain. There are also shelf files, which go on shelves. In the United States, filing cabinets are usually built to accommodate 8.5 in × 11 in paper, and in other countries, filing cabinets are often designed to hold other sizes of paper, such as A4 paper.

Office filing cabinets are typically made of sheet metal or wood. The drawers usually use a drawer slide to facilitate opening the drawer which includes an out stop to prevent the drawer from being pulled completely out of the cabinet. To open a drawer on most metal filing cabinets, a small sliding mechanism known as a thumb latch must be pressed to release and open the drawer. Each drawer has a handle to grip and pull the drawer with. On the front face of each drawer, there is usually a label holder to allow the user to identify the contents of the drawer.

Many filing cabinets incorporate a keyed lock to prevent unauthorized access to the documents being stored. There are two types of locks. A cam lock is activated with a key that rotates the lock. A plunger lock is opened with a key but can be closed by merely depressing the body of the lock. The plunger lock allows a user to quickly close and lock several cabinets in a short amount of time. Some filing cabinets have a metal plate or wire structure at the back of each drawer which is known as a follower block. The follower block can be adjusted forward to reduce the length of the drawer so that the file folders contained within remain upright and at the front of the drawer for easier access.

Horizontal file: Henry Brown, an American inventor, patented a "receptacle for storing and preserving papers" on November 2, 1886. This was a fire and accident safe container made of forged metal, which could be sealed with a lock. It was special in that it kept the papers separated.

Vertical file: the four-drawer vertical file, letter width, is the version purchased by most businesses. The two-drawer file is sold mostly for use alongside a desk. The five-drawer file is mostly purchased by Federal, State, and Local governments (in a 28-inch-deep (710 mm) version), as it typically provides the lowest cost per filing inch. Three drawer files, the least popular version, have the advantage of being at "countertop" height so end users can easily retrieve files and use the top of the cabinet as a work area to examine file contents.

Lateral file: files are typically 20 inches deep and manufactured in 30-, 36-, and 42-inch widths and 2-, 3-, 4-, and 5-drawer versions. The 30-inch-wide (760 mm), two-drawer version is popular for use inside cubicle workstations, as it is engineered to fit under or alongside the cubicle work surfaces. Logic for the use of 3-, 4-, and 5-drawer files is similar to that of vertical files. Unlike vertical files, most lateral files allow for side-to-side or front-to-back filing.

Within the United States, the primary standard for vertical filing cabinets is the Business and Institutional Furniture Manufacturer's Association (BIFMA) Standard X5.3.BIFMA used to maintain a separate Standard X5.2 for lateral filing cabinets, but that standard has been withdrawn. The standards provide requirements for cabinet stability, durability, and strength, among others. The General Services Administration (GSA) also maintains standards for vertical and lateral steel filing cabinets, A-A-3186 and A-A-3187 respectively. The GSA standards define two grades of filing cabinets, medium- and heavy-duty. They reference the BIFMA standard for the medium-duty cabinets, and provide additional performance requirements for the heavy-duty cabinets. The GSA is also responsible for maintaining the standards for filing cabinets and security containers for storing classified materials.

Market Description

According to IBISWorld’s Online Office Furniture Sales market research report the Industry Statistics & Market Size (source: www.ibisworld.com):

Revenue $10bn

Annual Growth 09-14 13.8%

Employment 6,622

Businesses 3,178

Industry Analysis & Industry Trends: Revenue for the Online Office Furniture Sales industry has grown in the past five years as a post-recession recovery of corporate profit led more businesses to expand employment and office space. Additionally, the industry experienced growth in line with the e-commerce sector as a whole, as more brick-and-mortar retailers focus on their internet presence and an increasing share of consumers opt to purchase consumer goods online. These trends will continue driving revenue growth in the coming five years, albeit at a slower pace. However, saturation of the online market and the potential closing of state sales tax loopholes that have been advantageous to online retailers may constrain profit margins and force operators to stake out new competitive positions.

Industry Report - Industry SWOT Analysis: The Online Office Furniture Sales industry is in the growth stage of its life cycle, largely because of growth in e-commerce as a percentage of total retail sales. In the 10 years to 2007 the industry's contribution to the overall economy, which is measured by industry value added (IVA), is expected to increase an average of 10.5% annually, compared with annualized GDP growth of 2.5% during the same period. This indicates that the industry is in the growth phase of its life cycle, because its contribution to GDP is rising over the 10-year period. Increasing industry participation and growing market penetration also indicate that the industry is in the growth phase of its life cycle.

Marketing Our Products

Our products are promoted by our President, Treasurer, sole officer and director, Stanislav Augustin and through our website and by calling potential wholesale distributors. Our methods of communication include: phone calls, emails, regular mails, flyers and pamphlets outlining our services. We ask our satisfied customers for referrals. To draw attention from potential customers we plan to market and advertise our company though social networking. We intend to use Facebook, Twitter, and YouTube to spread information about our file cabinet distribution services.

Employees

We currently have no employees. Our sole officer and director handles the company’s day to day operations.

Insurance

We do not maintain any insurance as of now but we will maintain insurance once we are ready to offer our services. As of now we do not have any insurance, if we are made a party of a legal action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees. Stanislav Augustin, our sole officer and director, is a non-employee officer and director of the Company. We intend to hire employees on an as needed basis as the business grows.

Offices

The Company’s principal offices are located at 3 Rabí, Rabí, Czech Republic 34201. Our telephone number is (775) 996-0287.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business and do not need to demonstrate that. The sales of file cabinets are not regulated in Czech Republic by local government at all, so as long as we operate our business honestly and honorable, we are welcome to do our business in that country.

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

Legal Proceedings

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Emerging Growth Company Status under the JOBS Act

Reliant Service Inc. qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as "emerging growth companies." Emerging growth companies are those with annual gross revenues of less than $1 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

The first fiscal year after its annual revenues exceed $1 billion;

The first fiscal year after the fifth anniversary of its IPO;

The date on which the company has issued more than $1 billion in non-convertible debt during the previous three-year period; and

The first fiscal year in which the company has a public float of at least $700 million.

Financial and Audit Requirements

Under the JOBS Act, emerging growth companies are subject to scaled financial disclosure requirements. Pursuant to these scaled requirements, emerging growth companies may:

Provide only two rather than three years of audited financial statements in their IPO Registration Statement;

Provide selected financial data only for periods no earlier than those included in the IPO Registration Statement in all SEC filings, rather than the five years of selected financial data normally required;

Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor's attestation regarding the issuer's internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO "road show."

Other Public Company Requirements

Emerging growth companies are also exempt from other ongoing obligations of most public companies, such as:

The requirements under Section 14(i) of the Exchange Act and Section 953(b)(1) of the Dodd-Frank Act to disclose executive compensation information on pay-for-performance and the ratio of CEO to median employee compensation;

Certain other executive compensation disclosure requirements, such as the compensation discussion and analysis, under Item 402 of Regulation S-K; and

The requirements under Sections 14A(a) and (b) of the Exchange Act to hold advisory votes on executive compensation and golden parachute payments.

Smaller Reporting Company

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, we may continue to take advantage of these reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

RISK FACTORS RELATED TO OUR BUSINESS

Because we are a new company with very little funds, there is substantial uncertainty we will continue operations in which case you could lose your investment.

For the period from inception (March 20, 2015) to July 31, 2016 we incurred a net gain of $6,201, however there is no guarantee we will continue to have revenues. We will need to generate significant revenue in order to achieve profitability and we may never become profitable. There is substantial uncertainty related to our business as well as the level of risk associated with an investment in our common stock.

We have some operating history, but there is no guarantee we will continue to see the level of revenue we had for the years ended July 31, 2016 and 2015, or any revenue at all. As a result, we may have to suspend or cease operations.

We were incorporated on March 20, 2015 and have very limited operations. We realized $30,116 in revenues from inception through July 31, 2015. For the year ended July 31, 2016 we realized an additional $121,327 in revenues. Our proposed business of providing file cabinet distribution services is under continuing development. We have some operating history upon which an evaluation of our future success or failure can be made. Our net gain from inception (March 20, 2015) to July 31, 2016 is $6,201. Based upon our proposed plans, we expect to incur significant operating losses in future periods. This will happen because there are substantial costs and expenses associated with the development and marketing of our proposed services. We may fail to generate revenues in the future. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. Failure to generate revenues will cause us to suspend operation or go out of business because we will not have the money to pay our ongoing expenses.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee who is also our sole officer and sole director. We depend entirely on Stanislav Augustin for all of our operations. The loss of Mr. Augustin would have a substantial negative effect on our company and may cause our business to fail. Mr. Augustin has not been compensated for his services since our incorporation. If we are able to raise at least 50% of our offering ($40,000) Mr. Augustin will receive a one-time salary of $5,000 for the first 12 months of operation. He may choose to waive this payment if he feels the funds would be better spent on company development. Any future compensation will be based revenues.

There is intense competition for skilled personnel and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. The loss of Mr. Augustin’s services could prevent us from completing the development of our plan of operation and our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our officer and director. We do not anticipate entering into employment agreements with him or acquiring key man insurance in the foreseeable future.

We have limited business, sales and marketing experience in our industry.

We have not completed the development of our services and have to generate larger revenues. While we have plans for marketing our services and sales, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed plan of providing file cabinet distribution services will gain wide acceptance in its target market or that we will be able to effectively market our services. Additionally, we are a newly-formed, development stage company with no prior experience in our industry. We are entirely dependent on the services of our sole officer and director, Stanislav Augustin, to build our customer base. Our company has no prior experience which it can rely upon in order to garner its next prospective customers to use our services for file cabinet distribution. Prospective customers will be less likely to use our file cabinet distribution services than a competitor’s because we have no prior experience in our industry.

We may not be able to compete effectively against our competitors.

We expect to face strong competition from well-established companies and small independent companies like our self that may result in price reductions and decreased demand for our file cabinet distribution services. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide file cabinet distribution services by prospective customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business.

Because our current president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Stanislav Augustin, our sole officer and a director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Mr. Augustin to our company could negatively impact our business development.

Current management’s lack of experience in and with the file cabinet distribution services business means that it is difficult to assess, or make judgments about, our potential success.

Our officer and sole director has some prior business experience in the file cabinet distribution services. However; he does not have a college or university degree, or other educational background in the file cabinet distribution services business. With no direct training in the file cabinet distribution services business, our officer and sole director may not be fully aware of many of the specific requirements related to the file cabinet distribution services business. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our officer and sole director’s future possible mistakes, lack of sophistication, judgment or experience in the file cabinet distribution services business.

We are subject to the periodic reporting requirements of the securities exchange act of 1934, as amended, which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations there under. In order to comply with such requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel may have to review and assist in the preparation of such reports. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative effect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Start-ups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Start-ups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

The lack of public company experience of management could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our President, officer and sole director, Stanislav Augustin, lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Mr. Augustin has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

Because the company’s headquarter and assets are primarily located outside the United States investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its non-U.S. resident officer and director.

While we are organized under the laws of State of Nevada, our officer and Director is a non-U.S. resident and our headquarters and assets are located outside the United States. Our headquarters and major assets, other than our bank account, are in the Czech Republic. Consequently, it may be difficult for investors to affect service of process on him in the United States and to enforce in the United States judgments obtained in United States courts against him based on the civil liability provisions of the United States securities laws, enforce judgments based on the civil liability provisions of the United States securities laws or bring an original action against him in a Czech Republic court to enforce liabilities based upon the United States federal securities laws. Since our major assets, other than our bank account, are currently located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

RISK FACTORS RELATED TO OUR COMMON STOCK

Our current management holds significant control over our common stock and they may be able to control our Company indefinitely.

Our management has significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control. Our officer and a director, Stanislav Augustin, owns 4,000,000 shares, or 80%, of our outstanding common stock. As a result of this substantial ownership in our common stock, Mr. Augustin has considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on broker-dealers who make a market in “penny stocks”. A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. Our shares are considered penny stock. Purchases and sales of our shares are generally facilitated by FINRA broker-dealers who act as market makers for our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

There is no liquidity and no established active public market for our common stock. It may be difficult to sell your shares.

There is presently no active trading market in our securities may not develop or, if developed, may not be sustained. Our shares are quoted on the Over-the-Counter Bulletin Board (“OTC”). There can be no assurance that we will be successful at developing an active public market. The OTC and similar quotation services are often characterized by low trading volumes, and price volatility, which may make it difficult for an investor to sell our common stock on acceptable terms.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of the date of this report, the Company had 5,015,000 shares of common stock issued and outstanding. Accordingly, we may issue up to an additional 69,985,000 shares of common stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of our Company.

Though not now, in the future we may become subject to Nevada’s control share law. A corporation is subject to Nevada’s control share law if it has more than 200 stockholders, at least 100 of whom are stockholders of record and residents of Nevada, and it does business in Nevada or through an affiliated corporation. The law focuses on the acquisition of a “controlling interest” which means the ownership of outstanding voting shares sufficient, but for the control share law, to enable the acquiring person to exercise the following proportions of the voting power of the corporation in the election of directors: (i) one-fifth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more. The ability to exercise such voting power may be direct or indirect, as well as individual or in association with others.

The effect of the control share law is that the acquiring person, and those acting in association with it, obtains only such voting rights in the control shares as are conferred by a resolution of the stockholders of the corporation, approved at a special or annual meeting of stockholders. The control share law contemplates that voting rights will be considered only once by the other stockholders. Thus, there is no authority to strip voting rights from the control shares of an acquiring person once those rights have been approved. If the stockholders do not grant voting rights to the control shares acquired by an acquiring person, those shares do not become permanent non-voting shares. The acquiring person is free to sell its shares to others. If the buyers of those shares themselves do not acquire a controlling interest, their shares do not become governed by the control share law.

If control shares are accorded full voting rights and the acquiring person has acquired control shares with a majority or more of the voting power, any stockholder of record, other than an acquiring person, who has not voted in favour of approval of voting rights is entitled to demand fair value for such stockholder’s shares. Nevada’s control share law may have the effect of discouraging takeovers of the Company.

In addition to the control share law, Nevada has a business combination law which prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after the “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of director approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Nevada’s business combination law is to potentially discourage parties interested in taking control of our Company from doing so if it cannot obtain the approval of our board of director.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares.

ITEM 2. PROPERTIES.

On July 29, 2015 we purchased a small warehouse which includes office space at 3 Rabí, Rabí, Czech Republic, 34201 for the price of $11,900 USD.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or affiliates, or any registered or beneficial shareholder is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-the Counter Bulletin Board. To date there has been no active trading of our common stock.

Holders of our Common Stock

As of July 31, 2017, there were 31 registered stockholders, holding 5,015,000 shares of our issued and outstanding common stock.

Dividend Policy

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

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

Our company had 5,015,000 shares of common stock issued and outstanding as of July 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our cash balance was $2,744 as of October 31, 2017 with $100 in liabilities. Our cash balance is not sufficient to fund our limited levels of operations for any period of time without further revenue. We may utilize funds from our president and director who has informally agreed to advance funds to allow us to pay for filing and professional fees. However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Being a development stage company, we have a limited operating history but have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We may need additional financing. We do not currently have any arrangements for additional financing. Our principal executive offices are located at 3 Rabi, Rabi, Czech Republic, 34201.

We are a development stage company and have generated $279,589 in revenue from inception (September 12, 2013) through March 20, 2015.

If we do not have the revenues we require to operate for the next 12 months funds may be loaned to us by our director, who has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Our company had 5,015,000 shares of common stock issued and outstanding as of July 31, 2017. During 2015, Stanislav Augustin, our sole officer and director advanced the Company $100 to pay expenses. The loan is an oral contract, bears no interest and is payable on demand. As of July 31, 2017 the company had no accounts receivable, no accounts payable and $100 in a loan payable.

LIQUIDITY AND CAPITAL RESOURCES

Our assets at July 31, 2017 were $18,043 which included $2,744 in cash, $4,704 in income tax benefit and $10,595 (net) in our office building. Management estimates our current monthly “burn rate” to be $5,000. We will require additional revenues or loans from our director to continue operations.

RESULTS OF OPERATIONS

Years Ended July 31, 2017 and 2016

We generated $128,147 and $121,327 in revenues for the years ending July 31, 2017 and 2016, respectively. Our cost of goods sold was $105,847 and $103,860, resulting in a gross profit of $22,300 and $21,870, respectively. The difference in the gross revenue was due to the type of cabinets purchased by the client. We incurred operating expenses of $60,957 and $21,870 for the years ended July 31, 2017 and 2016, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. The difference in the operating expenses was primarily due to a payment to our supplier to begin our private label cabinet development in October 2016 of $38,700.

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

Our company had 5,015,000 shares of common stock issued and outstanding as of July 31, 2017. During 2015, Stanislav Augustin, our sole officer and director advanced the Company $100 to pay expenses. The loan is an oral contract, bears no interest and is payable on demand. As of July 31, 2017 the company had no accounts receivable, no accounts payable and $100 in a loan payable.

PLAN OF OPERATION

Our plan of operations over the next 12 month period is as follows:

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

Our future plans include developing our US business including establishing a sales force team to sell more file cabinet products. If we have enough funds, we will buy small US office and will start US business operations from it, servicing our US clients. Until revenues justify the expense we will continue to operate from the Czech Republic office we already have.

All revenue will be used to develop our US operations. Our initial focus is expansion into the US market. The Czech operations will only be expanded once we have sufficient funds from our US operations, which Management estimates to be in 3-5 years.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We have meaningfully commenced business operations based upon the amount of revenue we have been able to generate. We are in start-up stage operations and have generated $279,589 in revenue. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Summary of significant accounting policies:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2017 AND 2016

RELIANT SERVICE INC.

INDEX TO FINANCIAL STATEMENTS

21

JEFFREY T. GROSS LTD.

CERTIFIED PUBLIC ACCOUNTANTS

6215 W. TOUHY AVENUE

CHICAGO, ILLINOIS 60646-1105

(773)792-1575

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Reliant Service Inc.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Reliant Service Inc. (a corporation), as of July 31, 2017 and 2016, and the related statement of operations, changes in stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit will provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reliant Service Inc., as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jeffrey T. Gross Ltd.

Certified Public Accountants

Chicago, Illinois

September 4, 2017

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

JULY 31, 2017 AND 2016

	2017	2016
ASSETS

CURRENT ASSETS

Cash in Bank (USD)	$2,744	$221
Income Tax Benefit	4,704	-

TOTAL CURRENT ASSETS	7,448	221

PROPERTY, PLANT AND EQUIPMENT (Note 5)	10,595	11,175

TOTAL ASSETS	$18,043	$11,396

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Income Taxes Payable	$-	$1,095
Loan Payable – Related Party	100	100

TOTAL CURRENT LIABILITIES	$100	$1,195

STOCKHOLDERS’ EQUITY

Common stock, ($0.01 par value, 75,000,000 shares authorized; 5,015,000 and 4,000,000 shares issued and outstanding at July 31, 2017 and July 31, 2016	$5,015	$4,000

Additional Paid-In Capital	39,585	-

Net profit (loss) accumulated during development stage	(26,657)	6,201

TOTAL STOCKHOLDERS’ EQUITY	17,943	10,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,043	$11,396

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

	2017	2016
REVENUES

Merchandise Sales	$128,147	$121,327

TOTAL REVENUES	$128,147	$121,327

COST OF SALES

Purchases	105,847	103,860

TOTAL COST OF GOODS SOLD	$105,847	$103,860

GROSS PROFIT	$22,300	$17,467

OPERATING EXPENSES	$60,957	$21,870

INCOME BEFORE INCOME TAXES	$(38,657)	$(4,403)

INCOME TAX BENEFIT (PROVISION)	5,799	660

NET INCOME (LOSS)	$(32,858)	$(3,743)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,015,000	4,000,000

See notes to financial statements.

F-3

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

	2017	2016

BEGINNING BALANCE	$10,201	$13,944

COMMON STOCK	1,015	-

ADDITIONAL PAID-IN CAPITAL	39,585	-

NET INCOME (LOSS)	(32,858)	(3,743)

ENDING BALANCE	$17,943	$10,201

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(32,858)	$(3,743)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	580	580
Income Tax Benefit	(4,704)	-
Income Taxes Payable	(1,095)	(660)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(37,077)	$(3,823)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property	-	-

NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable – Related Party	-	-
Issuance of common stock	40,600	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	$2,523	$(3,823)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$221	$4,044

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$2,744	$221

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

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

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

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

For the period ended July 31, 2017, the Company had a net loss of $32,858. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2017	2016

Building	$11,900	$11,900

Less accumulated depreciation	(1,305)	(725)

	$10,595	$11,175

Depreciation expense for the years ended July 31, 2017 and 2016 was $580 and $580, respectively.

NOTE 6 - COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001 par value, of which 5,015,000 and 4,000,000 shares are issued and outstanding as of July 31, 2017 and 2016, respectively.

4,000,000 shares were issued to our sole director for $4,000 on July 17, 2015.

1,015,000 shares were issued to 31 independent shareholders on October 28, 2016 pursuant to the company’s Registration Statement on Form S-1. The shares were issued at a per share price of $0.04 per share for total proceeds of $40,600,

NOTE 7 - DEBT

On April 14, 2015 the Director and President of the Company, made the initial deposit to the Company bank account in the amount $100 and is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 8 - RELATED PARTY TRANSACTIONS

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

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED JULY 31, 2017 AND 2016

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

As of July 31, 2017 and 2016, there were no level I, II, or III assets or liabilities.

NOTE 10 – SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through September 4, 2017, the date the financial statements were issued. There are no subsequent events to be reported.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties. Accordingly, based on their evaluation of our disclosure controls and procedures as of October 31, 2016, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the year ended July 31, 2017 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of September 30, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Because of the above condition, the Company’s internal controls over financial reporting were not effective as of July 31, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Director and Officer currently serving our Company is as follows:

Name (1)	Age	Positions and Offices
Mr. Stanislav Augustin	35	President, Chief Executive Officer, Secretary, Treasurer and Director

_________

(1) c/o Reliant Service Inc, 3 Rabí, Rabí, Czech Republic 34201.

The director named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Stanislav Augustin, Age 35

Mr. Augustin has served as our President, Chief Executive Officer, Secretary, Treasurer and a Director since our inception on March 20, 2015. He has been planning the formation and operation of the company for the last couple of years but just wasn't resourceful enough until now. Mr. Augustin has been a marketing director at Czech Republic private home furniture company “Bytový nábytek s.r.o.” for the past ten years. Mr. Augustin experiences, qualifications and attributes have led to our conclusion that Mr. Augustin should be serving as a member of our Board of Director in light of our business and structure.

Director Independence

Our board of director is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to its sole director that no relationship exists which, in the opinion of our board of director, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of director made these determinations, our board of director would have reviewed and discussed information provided by the director and us with regard to each director business and personal activities and relationships as they may relate to us and our management.

Significant Employees and Consultants

Stanislav Augustin, our sole officer and a director, is our only employee (though not “employees” for the purpose of determining employee status under tax laws).

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director. The Board of Director has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early development stage company and has only one director, and to date, such director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our director has the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred in the past 10 years concerning our sole officer and director which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Officer for all services rendered in all capacities to us for the fiscal periods indicated.

						Non-Equity
						Incentive	Nonqualified
				Stock	Option	Plan	Deferred	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Stanislav	2016	0	0	0	0	0	0	0	0
Augustin (1)	2015	0	0	0	0	0	0	0	0

_________

(1) President and Chief Executive Officer, Secretary, Treasurer and Director.

We currently do not pay any compensation to our director serving on our board of directors.

Stock Option Grants

We have not granted any stock options to the executive officer since our inception. Upon the further development of our business, we will likely grant options to our sole director and officer consistent with industry standards for businesses similar to ours.

Employment Agreements

The Company is not a party to any employment agreement and has no compensation agreement with its sole officer and director, Stanislav Augustin.

Director Compensation

The following table sets forth director compensation as of July 31, 2017:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Stanislav Augustin	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of the date of this report, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,000,000 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of Class
Title of Class	of Beneficial Owner	Owned Beneficially	Owned
Common Stock:	Stanislav Augustin , President, Chief	4,000,000	80%
	Executive Officer, Secretary, Treasurer and Director (1)
All executive officers and directors as a group		4,000,000	80%

___________

(1) c/o Reliant Service Inc, 3 Rabí, Rabí, Czech Republic 34201.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 17, 2015, we offered and sold 4,000,000 shares of common stock to our sole officer and a director, Stanislav Augustin, at a purchase price of $0.001 per share, for aggregate proceeds of $4,000.

During 2015, Stanislav Augustin, our sole officer and director, who is currently our sole shareholder, advanced the Company $100 to open the bank account. The loan is an oral contract, bears no interest and is payable on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended July 31, 2017, the total fees billed for audit-related services was $3,250, for tax services was $0 and for all other services was $0.

During the year ended July 31, 2016, the total fees billed for audit-related services was $2,750, for tax services was $0 and for all other services was $0.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included with this annual report:

Exhibit Number	Description
3.1	Articles of Incorporation (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
3.2	Bylaws (filed as an exhibit to our Form S-1 Registration Statement and subsequent amendments)
23.1*	Auditor Consent
31*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 Certifications under Sarbanes-Oxley Act of 2002
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

_______

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of September, 2017.

Reliant Service Inc., Registrant

By:	/s/ Stanislav Augustin
Stanislav Augustin
Chief Executive Officer & Chief Financial Officer

