Form 10-Q
period 2017-10-31
Reliant Service Inc
filed 2017-12-18
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

Commission file number 333-208934

RELIANT SERVICE INC.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

3 Rabí, Rabí, Czech Republic 34201

servicesreliant@gmail.com

(Address of principal executive offices, including zip code.)

Telephone (702)442-0901

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,015,000 shares as of December 13, 2017

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

2

RELIANT SERVICE INC.

INDEX TO FINANCIAL STATEMENTS

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	(Unaudited)	(Audited)
	OCT 31, 2017	JUL 31, 2017
ASSETS

CURRENT ASSETS

Cash in Bank (USD)	$424	$2,744
Income Tax Benefit	5,074	4,704

TOTAL CURRENT ASSETS	5,580	7,448

PROPERTY, PLANT AND EQUIPMENT (Note 5)	10,450	10,595

TOTAL ASSETS	$15,948	$18,043

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Income Taxes Payable	$-	$-
Loan Payable – Related Party	100	100

TOTAL CURRENT LIABILITIES	$100	$100

STOCKHOLDERS’ EQUITY

Common stock, ($0.01 par value, 75,000,000 shares authorized; 5,015,000 shares issued and outstanding as of October 31, 2017 and July 31, 2017	$5,015	$5,015

Additional Paid-In Capital	39,585	39,585

Net profit (loss) accumulated during development stage	(28,752)	(26,657)

TOTAL STOCKHOLDERS’ EQUITY	15,848	17,943

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,948	$18,043

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

-Unaudited-

	2017	2016
REVENUES

Merchandise Sales	$30,599	$36,932

TOTAL REVENUES	$30,599	$36,932

COST OF SALES

Purchases	29,220	30,651

TOTAL COST OF GOODS SOLD	$29,220	$30,651

GROSS PROFIT	$1,379	$6,281

OPERATING EXPENSES	$3,843	$39,694

INCOME BEFORE INCOME TAXES	$(2,464)	$(33,413)

INCOME TAX BENEFIT (PROVISION)	370	5,012

NET INCOME (LOSS)	$(2,094)	$(28,401)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARE	(0.00)	(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,015,000	5,015,000

See notes to financial statements.

5

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

-Unaudited-

	2017	2016

BEGINNING BALANCE	$17,943	$10,201

COMMON STOCK	-	1,015

ADDITIONAL PAID-IN CAPITAL	-	39,585

NET INCOME (LOSS)	(2,094)	(28,401)

ENDING BALANCE	$15,848	$22,400

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

-Unaudited-

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(2,094)	$(28,401)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145	145
Income Tax Benefit	(370)	(5,012)
Income Taxes Payable	-	-

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(2,319)	$(33,268)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property	-	-

NET CASH (USED IN) INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable – Related Party	-	-
Issuance of common stock	-	40,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	$(2,319)	$7,332

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	$2,744	$221

CASH AND CASH EQUIVALENTS – ENDING OF PERIOD	$424	$7,553

See notes to financial statements.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Reliant Service Inc. (the “Company”) was incorporated in the state of Nevada on March 20, 2015. The company develops marketing channels to distribute office equipment to the wholesale market in the United States. Our functional currency is the US Dollar and all the references to currency in the financial statements are in US Dollars.

The Company is a development stage company as defined by the Financial Accounting Standards Board’s Accounting Standards Codification Topic 915 related to Development Stage Entities. The Company qualifies as a development stage company as it has not generated significant revenues from operations.

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

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

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

For the period ended October 31, 2017, the Company had a net loss of $2,094. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such a time as profitable operations are achieved.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014- 10 (“ASU2014-10”), Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The objective of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with incremental reporting requirements for development stage entities. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity at risk. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively.

These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company expects to adopt ASU 2014-10 in the fourth quarter of 2014 and does not expect this adoption to have a material impact on its financial condition, results of operations or cash flows.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this Update is to provide guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is evaluating the impact of ASU 2014-15 on its financial condition, results of operations and cash flows.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	2017	2016

Building	$11,900	$11,900

Less accumulated depreciation	(1,450)	(870)

	$10,450	$11,030

Depreciation expense for the three months ended October 31, 2017 and 2016 was $145 and $145, respectively.

NOTE 6 - COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001par value, of which 5,015,000 shares are issued and outstanding as of October 31, 2017.

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

The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

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

As of October 31, 2017 and 2016, there were no level I, II, or III assets or liabilities.

NOTE 10 – SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through December 15, 2017, the date the financial statements were issued. There are no subsequent events to be reported.

RELIANT SERVICE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

NOTE 11 – UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of October 31, 2017, the statements of operations and cash flows for the three month period ended October 31, 2017, and the statement of stockholders’ (deficit) for the nine month period ended October 31, 2017, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended October 31, 2017 are not necessarily indicative of results expected for the full year ending July 31, 2018. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at October 31, 2017 have been made.

It is suggested that these statements be read in conjunction with the July 31, 2017 and 2016 audited financial statements and the accompanying notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Three Months Ended October 31, 2017 and 2016

We generated $30,599 and $36,932 in revenues for the three months ending October 31, 2017 and 2016, respectively. Our cost of goods sold was $29,220 and $30,651, resulting in a gross profit of $1,379 and $6,281, respectively. The difference in the gross revenue was due to the type of cabinets purchased by the client. We incurred operating expenses of $3,843 and $39,694 for the three months ended October 31, 2017 and 2016, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An income tax provision of $370 and $5,012 was recorded for October 31, 2017 and 2016, respectively. For the period ended October 31, 2016 we also recorded $38,700 in expense for our private label development.

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

Our company had 5,015,000 shares of common stock issued and outstanding as of October 31, 2017. During 2015, Stanislav Augustin, our sole officer and director advanced the Company $100 to pay expenses. The loan is an oral contract, bears no interest and is payable on demand. As of October 31, 2017, the company had no accounts receivable, no accounts payable and $100 in a loan payable.

The following table provides selected financial data about our company for the period ended October 31, 2017. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	10/31/2017

Cash	$424
Total assets	$16,030
Total liabilities	$100
Stockholder’s equity	$15,930

We are actively working to advance our business plan. We have generated $310,188 in revenue since inception.

Our 12 month plan of operation includes developing our US business including establishing a sales force team to sell more file cabinet products. If we are able to justify the expense we will buy a small US office and will start US business operations from it, servicing our US clients. Until then we will continue to operate from the Czech Republic office we already have.

Our initial focus is expansion into the US market. The Czech operations will only be expanded once we have sufficient funds from our US operations, which Management estimates to be in 3-5 years.

Liquidity and Capital Resources

Our assets at October 31, 2017 were $16,030 which included $424 in cash, $5,156 in income tax benefit and $10,450 (net) in our office building. Management estimates our current monthly “burn rate” to be $5,000. We will require additional revenues or loans from our director to continue operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2017.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended October 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended October 31, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of December, 2017.

Reliant Service Inc., Registrant

By:	/s/ Stanislav Augustin
Stanislav Augustin
CEO, Chief Executive Officer & Chief Financial Officer

