Form 10-Q
period 2018-01-31
Reliant Service Inc
filed 2018-03-13
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,015,000 shares as of March 12, 2018.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANT SERVICE INC
(A Development Stage Company)
Balance Sheet

	For the	For the
	Three Months Ended	Year Ended
	January 31, 2018	July 31, 2017
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash (USD)	$151	$2,744
Income Tax Benefit	5,219	4,704

Total Current Assets	5,370	7,448

Fixed Assets
Czech Office Building	11,900	11,900
Less Accumulated Depreciation	(1,595)	(1,305)

Total Fixed Assets	10,305	10,595

Total Assets	$15,675	$18,043

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loan Payable - Related Party	$100	$100

Total Current Liabilities	100	100

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,015,000 shares issued and outstanding as of January 31, 2018 and July 31, 2017	$5,015	$5,015
Additional Paid-In Capital	39,585	39,585
Net profit (loss) accumulated during development stage	(29,025)	(26,657)

Total Stockholders' Equity	15,575	17,943
Total Liabilities & Stockholders' Equity	$15,675	$18,043

RELIANT SERVICE INC
(A Development Stage Company)
Statement of Operations (Unaudited)

					From Inception
	For the	For the	For the	For the	(March 20,
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	2015) Through
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017	January 31, 2018

Revenues
Merchandise Sales	$31,843	$30,083	$62,442	$67,015	$342,031
Cost of Goods Sold	31,118	29,181	60,338	59,832	288,301

Gross Profit	725	902	2,104	7,183	53,730

Expenses
General and Administration	999	18,277	4,697	19,126	51,774
Depreciation	145	145	290	290	1,595
Private Label Development	-	-	-	38,700	38,700

Total Expenses	1,144	18,422	4,987	58,116	92,069

Income Before Income Taxes	(419)	(17,520)	(2,883)	(50,933)	(38,339)

Income Tax Benefit (Provision)	63	2,628	433	7,640	9,314

Net Income	$(356)	$(14,892)	$(2,450)	$(43,293)	$(29,025)

Net Income (loss) Per Basic and Diluted share	(0.0001)	(0.0037)	(0.0006)	(0.0108)	(0.0073)

Weighted average number of Common Shares outstanding	5,015,000	5,015,000	5,015,000	5,015,000	5,015,000

RELIANT SERVICE INC
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			From Inception
	For the	For the	(March 20,
	Six Months Ended	Six Month Ended	2015) Through
	January 31, 2018	January 31, 2017	January 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,450)	$(43,293)	$(29,025)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income Tax Benefit (Payable)	(433)	(7,640)	(5,219)
Accounts Payable	-	10,000	-
Depreciation	290	290	1,595

Changes in operating assets and liabilities:

Net cash provided by (used in) operating activities	(2,593)	(40,643)	(32,649)

CASH FLOWS FROM INVESTING ACTIVITIES

Czech Office Building	-	-	(11,900)

Net cash provided by (used in) investing activities	-	-	(11,900)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Related Party	-	-	100
Issuance of common stock	-	40,600	44,600

Net cash provided by (used in) financing activities	-	40,600	44,700

Net increase (decrease) in cash	(2,593)	(43)	151

Cash at beginning of period	2,744	221	-

Cash at end of period	$151	$178	$151

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	-

Income Taxes	$-	-

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2018

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

January 31, 2018

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

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2018

NOTE 3 – UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of January 31, 2018 and the statements of operations and cash flows for the three-month periods ended January 31, 2018 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended January 31, 2018 are not necessarily indicative of results expected for the full year ending July 31, 2018. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at January 31, 2018 have been made.

It is suggested that these statements be read in conjunction with the July 31, 2017 and 2016 audited financial statements and the accompanying notes.

NOTE 4 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three-month period ended January 31, 2018, the Company had a net loss of $356. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has funded operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 and may raise funds from private placements of restricted securities or the issuance of stock in lieu of cash for payment of services until such time as profitable operations are achieved.

There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2018

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2018

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	1/31/2018	7/31/2017

Building	$11,900	$11,900

Less accumulated depreciation	(1,595)	(1,305)

	$10,305	$10,595

Depreciation expense for the three months ended January 31, 2018 and 2017 was $145 and $145, respectively.

NOTE 7 - COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001 par value, of which 5,015,000 shares are issued and outstanding as of January 31, 2018.

4,000,000 shares were issued to our sole director for $4,000 on July 17, 2015.

1,015,000 shares were issued to 31 independent shareholders on October 28, 2016 pursuant to the company’s Registration Statement on Form S-1. The shares were issued at a per share price of $0.04 per share for total proceeds of $40,600.

NOTE 8 - DEBT

On April 14, 2015 the Director and President of the Company, made the initial deposit to the Company bank account in the amount $100 and is being carried as a loan payable. The loan is non-interest bearing, unsecured and due upon demand.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

January 31, 2018

NOTE 10 – FAIR VALUE MEASUREMENTS AND DISCLOSURE

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

As of January 31, 2018 and 2017, there were no level I, II, or III assets or liabilities.

NOTE 11 – SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through March 12, 2018, the date the financial statements were issued. There are no subsequent events to be reported.

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

Results of Operations

Three Months Ended January 31, 2018 and 2017

We generated $31,843 and $30,083 in revenues for the three months ending January 31, 2018 and 2017, respectively. Our cost of goods sold was $31,118 and $29,181, resulting in a gross profit of $725 and $902, respectively. The difference in the gross revenue was due to the type of cabinets purchased by the client. We incurred operating expenses of $1,144 and $18,422 for the three months ended January 31, 2018 and 2017, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An income tax provision of $63 was recorded for the three months ended January 31, 2018. An income tax provision of $2,628 was recorded for January 31, 2017.

Six Months Ended January 31, 2018 and 2017

We generated $62,442 and $67,015 in revenues for the six months ending January 31, 2018 and 2017, respectively. Our cost of goods sold was $60,338 and $59,832, resulting in a gross profit of $2,104 and $7,183, respectively. The difference in the gross revenue was due to the type of cabinets purchased by the client. We incurred operating expenses of $4,987 and $58,116 for the six months ended January 31, 2018 and 2017, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the period ended January 31, 2017 we recorded $38,700 in expense for our private label development.

An income tax provision of $63 and $7,640 was recorded for January 31, 2018 and 2017, respectively.

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

Our company had 5,015,000 shares of common stock issued and outstanding as of January 31, 2018. During 2015, Stanislav Augustin, our sole officer and director advanced the Company $100 to pay expenses. The loan is an oral contract, bears no interest and is payable on demand. As of January 31, 2018, the company had no accounts receivable, no accounts payable and $100 in a loan payable.

The following table provides selected financial data about our company for the period ended January 31, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	1/31/2018

Cash	$151
Total assets	$15,675
Total liabilities	$100
Stockholder’s equity	$15,575

We are actively working to advance our business plan. We have generated $342,031 in revenue since inception.

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

Liquidity and Capital Resources

Our assets at January 31, 2018 were $15,675 which included $151 in cash, $5,219 in income tax benefit and $10,305 (net) in our office building. Management estimates our current monthly “burn rate” to be $5,000. We will require additional revenues or loans from our director to continue operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 31, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended January 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended January 31, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of March, 2018.

Reliant Service Inc., Registrant

By:	/s/ Stanislav Augustin
Stanislav Augustin, CEO
Chief Executive Officer & Chief Financial Officer

