Form 10-Q
period 2018-04-30
Reliant Service Inc
filed 2018-05-08
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,015,000 shares as of May 7, 2018.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RELIANT SERVICE INC
(A Development Stage Company)
Balance Sheet

	For the	For the
	Nine Months Ended	Year Ended
	April 30, 2018	July 31, 2017
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash (USD)	$486	$2,744
Income Tax Benefit	5,190	4,704

Total Current Assets	5,676	7,448

Fixed Assets
Czech Office Building	11,900	11,900
Less Accumulated Depreciation	(1,740)	(1,305)

Total Fixed Assets	10,160	10,595

Total Assets	$15,836	$18,043

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Loan Payable - Related Party	$100	$100

Total Current Liabilities	100	100

Stockholders' Equity
Common stock, ($0.001 par value, 75,000,000 shares authorized; 5,015,000 shares issued and outstanding as of April 30, 2018 and July 31, 2017	$5,015	$5,015
Additional Paid-In Capital	39,585	39,585
Net profit (loss) accumulated during development stage	(28,864)	(26,657)

Total Stockholders' Equity	15,736	17,943
Total Liabilities & Stockholders' Equity	$15,836	$18,043

RELIANT SERVICE INC
(A Development Stage Company)
Statement of Operations (Unaudited)

					From Inception
	For the	For the	For the	For the	(March 20,
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	2015) Through
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017	April 30, 2018

Revenues

Merchandise Sales	$31,108	$41,897	$93,550	$108,912	$373,139
Cost of Goods Sold	29,007	27,798	89,345	87,630	317,308

Gross Profit	2,101	14,099	4,205	21,282	55,831

Expenses

General and Administration	1,765	2,226	6,462	21,352	53,539
Depreciation	145	145	435	435	1,740
Private Label Development	-	-	-	38,700	38,700

Total Expenses	1,910	2,371	6,897	60,487	93,979

Income Before Income Taxes	191	11,728	(2,692)	(39,205)	(38,149)

Income Tax Benefit (Provision)	(29)	(1,759)	404	5,881	9,285

Net Income	$162	$9,969	$(2,288)	$(33,324)	$(28,864)

Net Income (loss) Per Basic and Diluted share	0.0000	0.0020	(0.0005)	(0.0066)	(0.0058)

Weighted average number of Common Shares outstanding	5,015,000	5,015,000	5,015,000	5,015,000	5,015,000

RELIANT SERVICE INC
(A Development Stage Company)
Statement of Cash Flows (Unaudited)

			From Inception
	For the	For the	(March 20,
	Nine Months Ended	Nine Months Ended	2015) Through
	April 30, 2018	April 30, 2017	April 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2,288)	$(33,324)	$(28,864)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income Tax Benefit (Payable)	(404)	(5,881)	(5,190)
Accounts Payable	-	-	-
Depreciation	435	435	1,740

Changes in operating assets and liabilities:
	-	-	-

Net cash provided by (used in) operating activities	(2,257)	(38,770)	(32,314)

CASH FLOWS FROM INVESTING ACTIVITIES

Czech Office Building	-	-	(11,900)

Net cash provided by (used in) investing activities	-	-	(11,900)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan Payable - Related Party	-	-	100
Issuance of common stock	-	40,600	44,600

Net cash provided by (used in) financing activities	-	40,600	44,700

Net increase (decrease) in cash	(2,257)	1,830	486

Cash at beginning of period	2,744	221	-

Cash at end of period	$486	$2,052	$486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-	-

Income Taxes	$-	-

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2018

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

April 30, 2018

NOTE 3 - GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three and nine-month periods ended April 30, 2018, the Company had a net gain (loss) of $162 and $(2,288), respectively. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2018

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS - continued

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	4/30/2018	7/31/2017

Building	$11,900	$11,900

Less accumulated depreciation	(1,740)	(1,305)

	$10,160	$10,595

Depreciation expense for the three months ended April 30, 2018 and 2017 was $145 and $145, respectively.

NOTE 6 - COMMON STOCK AND ISSUANCE

The Company has authorized 75,000,000 common shares at $0.001par value, of which 5,015,000 shares are issued and outstanding as of April 30, 2018.

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

April 30, 2018

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

NOTE 9 - FAIR VALUE MEASUREMENTS AND DISCLOSURE

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

As of April 30, 2018, and 2017, there were no level I, II, or III assets or liabilities.

RELIANT SERVICE INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

April 30, 2018

NOTE 10 - SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through May 7, 2018, the date the financial statements were issued. There are no subsequent events to be reported.

NOTE 11 - UNAUDITED FINANCIAL STATEMENTS

The balance sheet as of April 30, 2018 and the statements of operations and cash flows for the three and nine-month periods ended April 30, 2018 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended April 30, 2018 are not necessarily indicative of results expected for the full year ending July 31, 2018. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at April 30, 2018 have been made.

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

Results of Operations

Three Months Ended April 30, 2018 and 2017

We generated $31,108 and $41,897 in revenues for the three months ending April 30, 2018 and 2017, respectively. Our cost of goods sold was $29,007 and $27,798, resulting in a gross profit of $2,101 and $14,099, respectively. The difference in the gross revenue was due to the type of cabinets purchased by the client. We incurred operating expenses of $1,910 and $2,371 for the three months ended April 30, 2018 and 2017, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. An income tax provision of $29 was recorded for the three months ended April 30, 2018. An income tax benefit of $1,759 was recorded for April 30, 2017.

Nine Months Ended April 30, 2018 and 2017

We generated $93,550 and $108,912 in revenues for the nine months ending April 30, 2018 and 2017, respectively. Our cost of goods sold was $89,345 and $87,630, resulting in a gross profit of $4,205 and $21,282, respectively. The difference in the gross revenue was due to the type of cabinets purchased by the client. We incurred operating expenses of $6,897 and $60,487 for the nine months ended April 30, 2018 and 2017, respectively. These expenses consisted of general operating expenses, including professional fees, incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the year nine months ended April 30, 2017 we also incurred $38,700 in private label development fees. An income tax provision of $404 was recorded for the nine months ended April 30, 2018. An income tax provision of $5,881 was recorded for April 30, 2017.

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

Our company had 5,015,000 shares of common stock issued and outstanding as of April 30, 2018. During 2015, Stanislav Augustin, our sole officer and director advanced the Company $100 to pay expenses. The loan is an oral contract, bears no interest and is payable on demand. As of April 30, 2018, the company had no accounts receivable, no accounts payable and $100 in a loan payable.

The following table provides selected financial data about our company for the period ended April 30, 2018. For detailed financial information, see the financial statements included in this report.

Balance Sheet Data:	4/30/2018

Cash	$486
Total assets	$15,836
Total liabilities	$100
Stockholder’s equity	$15,736

We are actively working to advance our business plan. We have generated $373,139 in revenue since inception.

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

Liquidity and Capital Resources

Our assets at April 30, 2018 were $15,836 which included $486 in cash, $5,190 in income tax benefit and $10,160 (net) in our office building. Management estimates our current monthly “burn rate” to be $5,000. We will require additional revenues or loans from our director to continue operations.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2018.

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

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended April 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended April 30, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of May, 2018.

Reliant Service Inc., Registrant

By:	/s/ Stanislav Augustin
Stanislav Augustin, CEO Chief Executive Officer & Chief Financial Officer

