Form 10-K
period 2018-07-31
Reliant Service Inc
filed 2018-11-20
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-208934

RELIANT SERVICE INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4806481
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1202, No. 22-2625 Pingliang Road,

Yangpu District, Shanghai, China

(Address of registrant’s principal executive offices)

Registrant’s telephone number, including area code: +86-13166667122

Securities registered under Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

As of November 20, 2018, the registrant had 5,015,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of November 20, 2018.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of working capital to meet our requirements;

●	Actions taken or omitted to be taken by legislative, regulatory, judicial and other governmental authorities;

●	Changes in our business strategy or development plans;

●	The availability of additional capital to support capital improvements and development;

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC; and

●	The availability of new business opportunities.

This Annual Report on Form 10-K should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and should be evaluated with consideration of any changes occurring after the date of this Annual Report on Form 10-K. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context hereof, references in this report to “Company,” “Reliant,” “we,” “us” and “our” are references to Reliant Service Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Our Company

Reliant was incorporated on March 20, 2015, under the laws of the State of Nevada. Its business was to provide file cabinet distribution services.

A change of control of Reliant took place on May 10, 2018. On that date, Stanislav Augustin sold 4,000,000 shares of common stock of the Company to Zhu Ming, Wang Ye, Ma Chao, Piao Guigen, Zu Tianliang, Zhang Yulong, Yao Hongtao, Zhu Yukun, Chen Wei, Wu Chao, Wang Qinyu, Gao Hang, Ge Shiyang, Li Shuang, Wang Mingyu, Cao Delong, Jin Tong, Wang Zhiqian, Yang Wanli, Zhang Ye and Zhu Haoyu (the “Change of Control”). In connection with the Change of Control, Stanislav Augustin released the Company from all debts owed to him.

Upon the Change of Control, Stanislav Augustin, the sole director and officer of the Company, resigned immediately. Accordingly, Stanislav Augustin ceased to be the Company’s President, Chief Executive Officer, Treasurer, Secretary and Director. Upon the Change of Control, Mr. Zhu Ming consented to act as the new President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

On June 19, 2018, the Company entered into a share exchange agreement (the “SEA”) with Coolpaul Holding Group Limited (“CPRC”) and five shareholders, Xin Liu, Positive Energy Limited, Newpoch Limited, Grow Up Limited and Every Limited (the “Five Shareholders”), who collectively hold 100% of the issued and outstanding capital stock of CPRC. Pursuant to the SEA, the Company agreed to issue 60,000,000 shares (the “New Shares”) of the Company’s common stock to the Shareholders, which collectively would represent 92.3% of the issued and outstanding common stock of the Company immediately after the closing of the SEA, in exchange for 400,000,000 ordinary shares of CPRC (the “CPRC Shares”), representing 100% of the issued share capital of CPRC.

On September 11, 2018, the Company, CPRC, and the Five Shareholders agreed to terminate the SEA dated June 19, 2018 and entered into a Termination and Release Agreement (the “Termination Agreement”). The SEA includes no penalties material to the Company which result from its termination.

Our Current Business

Through May 10, 2018, the Company’s primary business activity was to provide file cabinet distribution services. Going forward, the Company’s operations will be determined and structured by the new investor group as such, at May 10, 2018, the Company accounted for all of its assets, liabilities and results of operations up to May 10, 2018 as discontinued operations. Following the Change of Control, the Company became a shell company without any significant assets or operations. We plan to grow our revenue and operating income through acquisitions of additional operating companies and facilities.

Discontinued Operations

Until the Change of Control, we were in the business of providing file cabinet distribution services.

We signed supplier agreements with multiple suppliers to ensure the quality and consistency of our merchandise. All agreements have been filed as exhibits to our Registration Statement on Form S-1 and the details are set out in each agreement.

We sourced our file cabinets from Chinese manufacturers. Our customers paid for the product and we paid the suppliers. Our customers could choose to have their orders delivered to their respective business locations or they could pick up their orders at the suppliers’ business locations.

Product Description

Filing cabinets are office equipment used for document storage purposes. The two most common types of filing cabinets are vertical cabinets and lateral cabinets. A vertical filing cabinet has drawers that extend from the short side (typically 15 inches) of the cabinet. A lateral filing cabinet has drawers that extend from the long side (various lengths) of the cabinet. In the United States, filing cabinets are usually built to accommodate 8.5 in × 11 in paper size.

Office filing cabinets are usually made of sheet metal or wood. The drawers use a drawer slide to facilitate smooth opening. The draw slides include an out stop to prevent the drawer from being pulled out completely. To open a drawer on most metal filing cabinets, a small sliding mechanism known as a thumb latch must be pressed to start releasing and opening the drawer. Drawers usually come with a handle for easier pulling movements. People can usually find a label holder on the front side of the drawer. This allows people to mark up and identify the contents of the drawer easily.

Most filing cabinets use locks to prevent unauthorized access. Typically, filing cabinets use two types of locks—cam locks and plunger locks. A cam lock can be opened and closed with a key that rotates the lock. A plunger lock can be opened with a key and can be closed by merely pressing the body of the lock. Thus, a plunger lock allows people to quickly close and lock several cabinets in a short amount of time. Some filing cabinets have a metal plate or wiring structure at the back of each drawer—this is known as a follower block. The follower block can be adjusted forward to reduce the length of the drawer so that the file folders contained within remain upright and at the front of the drawer for easier access.

Industry Overview

According to IBISWorld’s Online Office Furniture Sales market research report the Industry Statistics & Market Size (source: www.ibisworld.com):

Revenue $10bn

Annual Growth 09-14 13.8%

Employment 6,622

Businesses 3,178

Industry Analysis & Industry Trends: Revenue for the Online Office Furniture Sales industry has grown in the past five years as a post-recession recovery of corporate profit led more businesses to expand employment and office space. Additionally, the industry experienced growth in line with the e-commerce sector as a whole, as more brick-and-mortar retailers focus on their internet presence and an increasing share of consumers opt to purchase consumer goods online. These trends drove our revenue growth, albeit at a slower pace, prior to our Change in Control.

Industry Report - Industry SWOT Analysis: The Online Office Furniture Sales industry is in the growth stage of its life cycle, largely because of growth in e-commerce as a percentage of total retail sales. In the 10 years to 2007 the industry’s contribution to the overall economy, which is measured by industry value added (IVA), is expected to increase an average of 10.5% annually, compared with annualized GDP growth of 2.5% during the same period. This indicates that the industry is in the growth phase of its life cycle, because its contribution to GDP is rising over the 10-year period. Increasing industry participation and growing market penetration also indicate that the industry is in the growth phase of its life cycle.

Employees

We currently have no employees. Our sole officer and director Zhu Ming handles the company’s day to day operations.

Insurance

We do not have any insurance policies. Thus, if we are made a defendant of a legal action, we may not be financially viable to defend ourselves and if a judgment were to be rendered against us, it would materially impact our business operations.

Employees; Identification of Certain Significant Employees

We are a development stage company and currently have no employees. Zhu Ming, our sole officer and director, is a non-employee officer and director of the Company. We intend to hire employees on an as needed basis as the business grows.

Offices

The Company’s principal offices are located at Room 1202, No. 22-2625 Pingliang Road, Yangpu District, Shanghai, China. Our telephone number is +86-13166667122.

Government Regulation

We are required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. Following the Change of Control, the Company became a shell company without any significant assets or operations. There are therefore no required government approvals present that we need approval from or any existing government regulation on our business.

Copyrights, Patents, Trademarks

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

Research and Development

We have not spent any money during each of the last two fiscal years on research and development activities.

Emerging Growth Company Status under the JOBS Act

Reliant qualifies as an “emerging growth company” as defined in the Jumpstart our Business Startups Act (the “JOBS Act”).

The JOBS Act creates a new category of issuers known as “emerging growth companies.” Emerging growth companies are those with annual gross revenues of less than $1.07 billion (as indexed for inflation) during their most recently completed fiscal year. The JOBS Act is intended to facilitate public offerings by emerging growth companies by exempting them from several provisions of the Securities Act of 1933 and its regulations. An emerging growth company will retain that status until the earliest of:

The first fiscal year after its annual revenues exceed $1.07 billion;

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

Delay compliance with new or revised accounting standards until they are made applicable to private companies; and

Be exempted from compliance with Section 404(b) of the Sarbanes-Oxley Act, which requires companies to receive an outside auditor’s attestation regarding the issuer’s internal controls.

Offering Requirements

In addition, during the IPO offering process, emerging growth companies are exempt from:

Restrictions on analyst research prior to and immediately after the IPO, even from an investment bank that is underwriting the IPO;

Certain restrictions on communications to institutional investors before filing the IPO registration statement; and

The requirement initially to publicly file IPO Registration Statements. Emerging growth companies can confidentially file draft Registration Statements and any amendments with the SEC. Public filings of the draft documents must be made at least 21 days prior to commencement of the IPO “road show.”

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

Smaller Reporting Company

We have already taken advantage of these reduced reporting burdens in this annual report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Further, we may continue to take advantage of these reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an “emerging growth company.”

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

WHERE YOU CAN FIND MORE INFORMATION

The registrant is subject to the requirements of the Exchange Act, and files reports, proxy statements and other information with the SEC. You may read and copy these reports, proxy statements and other information at the public reference room maintained by the SEC at its Public Reference Room, located at 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at (800) SEC-0330. In addition, we are required to file electronic versions of those materials with the SEC through the SEC’s EDGAR system. The SEC also maintains a website at http://www.sec.gov, which contains reports, proxy statements and other information regarding registrants that file electronically with the SEC.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

The Company’s former principal offices were located at 3 Rabi, Rabi, Czech Republic, 34201. The property was purchased on July 30, 2015 for $11,900. The building was impaired and taken as a loss on May 14, 2018 as a result of the Change in Control, and was recorded under other expenses.

The Company’s new principal offices are leased in the People’s Republic of China, located at Room 1202, No. 22-2625 Pingliang Road, Yangpu District, Shanghai, China.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common stock is quoted on the Over-the Counter Bulletin Board. To date there has been no active trading of our common stock.

Holders of our Common Stock

As of November 20, 2018, there were 30 registered stockholders, holding 5,015,000 shares of our issued and outstanding common stock.

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

Recent Sales of Unregistered Securities

On July 17, 2015, we issued 4,000,000 shares of common stock to our previous sole officer and director, Stanislav Augustin. Mr. Augustin purchased the 4,000,000 shares at a purchase price of $0.001 per share, for an aggregate purchase price of $4,000.

The company’s Registration Statement on Form S-1 was declared effective on October 6, 2016. In October 2016, the company sold 1,015,000 shares of common stock to 31 independent shareholders at a price of $0.04 per share for total proceeds of $40,600, pursuant to the Registration Statement.

As reported on the Form 8-K filed by the Company with the SEC on May 15, 2018, as a result of a private transaction, 4,000,000 shares of common stock of Reliant were transferred from Stanislav Augustin to Zhu Ming, Wang Ye, Ma Chao, Piao Guigen, Zu Tianliang, Zhang Yulong, Yao Hongtao, Zhu Yukun, Chen Wei, Wu Chao, Wang Qinyu, Gao Hang, Ge Shiyang, Li Shuang, Wang Mingyu, Cao Delong, Jin Tong, Wang Zhiqian, Yang Wanli, Zhang Ye, and Zhu Haoyu.

Our company had 5,015,000 shares of common stock issued and outstanding as of November 20, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following financial data was extracted from the audited financial statements of Reliant Service Inc. for the years ended July 31, 2018 and 2017.

This report contains forward-looking statements which relate to future events or our future financial performance. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results may differ materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Expect as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operation

Comparison of Years Ended July 31, 2018 and 2017

The following table sets forth key components of our results of operations during the year ended July 31, 2018 and 2017.

	Year ended July 31, 2018	Year ended July 31, 2017	Change
Revenues	$93,550	$128,147	$(34,597)
Cost of sales	89,345	105,847	(16,502)
Gross profit	4,205	22,300	(18,095)
Operating expenses	17,121	60,957	(43,836)
Total expenses	17,121	60,957	(43,836)
Total other income/(expenses)	(15,251)	-	(15,251)
Loss before tax	(28,167)	(38,657)	10,490
Income tax benefit(provision)	-	5,799	(5,799)
Net loss	$(28,167)	$(32,858)	$4,691

We generated $93,550 and $128,147 in revenues for the years ended July 31, 2018 and 2017 respectively. Our cost of sales was $89,345 and $105,847 resulting in a gross profit of $4,205 and $22,300 respectively.

The operating expenses for the years ended July 31, 2018 and 2017 were $17,121 and $60,957 respectively. These expenses mainly consisted of professional fees, depreciation and bank charges. The decrease of operating expenses in the year 2018 was mainly due to the decrease in professional fees.

Liquidity and Capital Resources

	July 31, 2018	July 31, 2017
Working capital
Total current assets	$-	$7,448
Total current liabilities	8,524	100
Working capital surplus/(deficiency)	$(8,524)	$7,348

As of July 31, 2018, we had cash and cash equivalents of $nil. To date, we have financed our operations primarily through contributions by owners.

The following table provides detailed information about our net cash flows for the year ended July 31, 2018 and 2017 in this report:

Cash Flow

	2018	2017
Net cash provided by (used in) operating activities	$(2,744)	$(38,077)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	40,600
Net increase (decrease) in cash and cash equivalents	(2,744)	2,523
Cash and cash equivalents at beginning of period	2,744	221
Cash and cash equivalents at end of period	$-	$2,744

Operating Activities

Net cash used in operating activities was $2,744 for the year ended July 31, 2018, as compared to that of $38,077 for the year ended July 31, 2017. The decrease in net cash used in operating activities was mainly due to loss of impairment of assets, decrease in income tax benefit and the increase in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities for the years ended July 31, 2018 and 2017 was both $nil.

Financing Activities

Net cash provided by financing for the year ended July 31, 2018 was $nil, as compared to $40,600 for the year ended July 31, 2017. The decrease of net cash provided by financing activities was because we did not have any financing activities.

Contractual Obligations and Commercial Commitments

Debt

On April 14, 2015, the former director and president of the Company, made the initial deposit to the Company bank account in the amount $100 and was carried as a loan payable. The loan was non-interest bearing, unsecured and due upon demand. The loan was assumed by the former shareholder on May 14, 2018 as result of change in control. The assumption is recorded as part of the impairment of assets.

On July 10, 2018, the current director and president of the Company paid on behalf of the company certain expenses during the transition period of changing control. The current director waived such payables due to him and the Company recorded such waiver as an addition to additional paid in capital.

Related party transactions

On April 14, 2015 the Director and President of the Company made the initial deposit to the Company bank account in the amount $100. The loan is non-interest bearing, unsecured and due upon demand. The loan was assumed by the former shareholder on May 14, 2018 as result of change in control. The assumption is taken as an addition to additional paid in capital.

On July 17, 2015, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000. The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

On July 10, 2018, the current director and president of the Company paid on behalf of the company certain expenses during the transition period of changing control. The current director waived such payables due to him and the Company recorded such waiver as an addition to additional paid in capital.

We believe that our current cash and financing from our existing stockholders are adequate to support operations for at least the next 12 months. We may, however, in the future, require additional cash resources due to changing business conditions, implementation of our strategy to expand our business or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Capital Expenditures

Capital expenditures for the years ended July 31, 2018 and 2017 were both $nil. We do not anticipate any capital expenditures in the next financial year ended July 31, 2019.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor price changes in our industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to significant seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Method of accounting

Management has prepared the accompanying financial statements and these notes in accordance to generally accepted accounting principles in the United States of America; the Company maintains its general ledger and journals with the accrual method accounting.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company are included in this Annual Report on Form 10-K beginning on page F-1, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (also our principal executive officer) and our chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2018 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The principal basis for this conclusion is the lack of segregation of duties within our financial function and the lack of an operating Audit Committee.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018 using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

We did not implement appropriate information technology controls – As of July 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2018 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

Pursuant to a Change of Control on May 10, 2018, the Company’s internal controls over its financial reporting were transferred to new management. However, such control rested with the principal officer prior to the change of control and with the change of control it continues to rest with the new principal officer, the Company’s sole officer. Thus such change has not materially affected, or is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm, regarding internal controls over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a smaller reporting company.

Changes in internal controls

As reported on the Form 8-K filed by the Company with the SEC on May 15, 2018, as a result of a private transaction, 4,000,000 shares of common stock (the “Shares”) of Reliant were transferred from Stanislav Augustin to Zhu Ming, Wang Ye, Ma Chao, Piao Guigen, Zu Tianliang, Zhang Yulong, Yao Hongtao, Zhu Yukun, Chen Wei, Wu Chao, Wang Qinyu, Gao Hang, Ge Shiyang, Li Shuang, Wang Mingyu, Cao Delong, Jin Tong, Wang Zhiqian, Yang Wanli, Zhang Ye, Zhu Haoyu (the “Purchasers”). In connection with the transaction, Stanislav Augustin released the Company from all debts owed to him.

As reported on the Form 8-K filed by the Company with the SEC on May 15, 2018, upon the change of control of the Company and the filing of the quarterly report for the period ending April 30, 2018, which occurred on May 10, 2018, Stanislav Augustin, the then sole director and officer, resigned. Accordingly, Stanislav Augustin, serving as the sole director and as the only officer, ceased to be the Company’s President, Chief Executive Officer, Treasurer, Secretary and Director. At the effective date of the change of control, following the filing of the aforementioned Form 10-Q, Mr. Zhu Ming consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company.

Other than the foregoing, there was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, age and titles of our executive officer and director is as follows:

NAME	AGE	POSITION(S)	POSITION SINCE

Stanislav Augustin (1)	36	President, Chief Executive Officer, Secretary, Treasurer and Director	Appointed 03/20/2015 Resigned 05/10/2018
Zhu Ming (2)	37	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Chairman of the Board of Directors	Appointed 05/10/2018

(1)	Mr. Augustin resigned from his positions as President, Chief Executive Officer, Secretary, Treasurer and Director on May 10, 2018 as a result of the private transaction entered into on May 10, 2018.

(2)	Mr. Zhu Ming took office on May 10, 2018.

Mr. Zhu Ming, age 37, has been working as a chief editor at Shanghai Dongwen Culture Media Co., Ltd. since February 2010. He was responsible for the magazine interview planning and management with company leaders. Between March 2015 and April 2017, Mr. Zhu provided service to Shanghai Yiqu Co., Ltd as a vice president. He was responsible for the management and strategic planning of the company, in order to develop the business further with his network. Since April 2017, Mr. Zhu has acted as a general manager in Shanghai Transcy Technology Co., Ltd., who was responsible for the overall operation of the company, the management policy and the strategic deployment. Mr. Zhu obtained his bachelor degree in International Trades from Shenyang University in China.

Mr. Augustin, age 36, has served as our President, Chief Executive Officer, Secretary, Treasurer and a Director from our inception on March 20, 2015 to the Change of Control on May 10, 2018. Mr. Augustin has been serving as a marketing director at a Czech Republic private home furniture company “Bytový nábytek s.r.o.” for the past ten years.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Our sole director is not an independent director under the applicable standards.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Committees

The Company currently has not established any committees of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees in the future. We do not have a nominating committee or a nominating committee charter. Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders. To date, other than as described above, no security holders have made any such recommendations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our board, it is not practical for us to have committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Audit Committee Financial Expert

We have no separate audit committee at this time. The entire Board of Directors oversees our audits and auditing procedures. Our director is not an “audit committee financial expert” within the meaning of Item 407(d)(5) of SEC Regulation S-K.

Compensation Committee

We have no separate compensation committee at this time. The entire Board of Directors oversees the functions which would be performed by a compensation committee.

Code of Ethics

Due to our size, a limited number of employees, the fact that we presently only have one director and one officer and are still in the development stage of our operations, the Company has not yet adopted a Code of Ethics which applies to our directors, officers, employees and representatives. We intend to adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

ITEM 11. EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past year, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our officers have received a cash salary since our founding. The Company has no agreement or understanding, express or implied, with any director, officer or principal stockholder, or their affiliates or associates, regarding compensation in the form of salary, bonuses, stocks, options, warrants or any other form of remuneration, for services performed on behalf of the Company. Nor are there compensatory plans or arrangements, including payments to any officer in relation to resignation, retirement, or other termination of employment, or any change in control of the Company, or a change in the officer’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of the date of this annual report on Form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,015,000 shares of our common stock issued and outstanding as of the date of this report. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of Class
Title of Class	of Beneficial Owner(1)	Owned Beneficially	Owned
Common Stock:	Zhu Ming, President, Chief Executive Officer, Secretary, Treasurer and Director	2,600,000	51.8%
All executive officers and directors as a group		2,600,000	51.8%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of July 31, 2018, there were advances of $1,939 from the CEO, Zhu Ming for the purpose of operating the Company; however, such balances were waived and were accounted for as an addition to additional paid in capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for 2018 and 2017.

	2018	2017
Audit Fees	$8,000	$3,250
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,000	$3,250

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided by our independent auditor, respectively, in connection with our statutory and regulatory filings or engagements.

Audit Related Fees consist of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

Tax Fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

All Other Fees consist of the aggregate fees billed for products and services provided by our independent and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees. Included in such Other Fees were fees for services rendered by our independent auditor in connection with our private and public offerings conducted during such periods.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) All financial statements

The following documents are filed as part of this report:

(a) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Financial Statements on pages F-1 through F-10 of this report.

(2) Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

(3) Exhibits

Number	Description

3.1*	Articles of Incorporation (Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on January 11, 2016)

3.2*	Bylaws (Incorporated by reference from the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on January 11, 2016)

31.1**	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant Section 302 of the Sarbanes Oxley Act of 2002

32.1***	Certification by Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS**	XBRL Instance Document **
101.SCH XBRL**	Taxonomy Extension Schema Document **
101.CAL XBRL**	Taxonomy Extension Calculation Linkbase Document **
101.DEF XBRL**	Taxonomy Extension Definition Linkbase Document **
101.LAB XBRL**	Taxonomy Extension Label Linkbase Document XBRL **
101.PRE XBRL**	Taxonomy Extension Presentation Linkbase Document **

*	Previously filed
**	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2018	RELIANT SERVICE INC.

	By:	/s/ Zhu Ming
	Name:	Zhu Ming
	Title:	Chief Executive Officer

RELIANT SERVICE INC.

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Reliant Service Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Reliant Service Inc. (the Company) as of July 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year ended July 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for the year ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.
Certified Public Accountants

We have served as the Company’s auditor since 2018.

San Mateo, California
November 20, 2018

F-1

RELIANT SERVICE INC

AUDITED BALANCE SHEETS

AS OF JULY 31, 2018 AND 2017

	2018	2017

ASSETS

Current Assets
Cash and cash equivalents	$-	$2,744
Income tax benefit	-	4,704

Total Current Assets	-	7,448

Fixed Assets
Czech Office Building	-	11,900
Less Accumulated Depreciation	-	(1,305)

Total Fixed Assets	-	10,595

Total Assets	$-	$18,043

Current Liabilities
Accounts Payable	$524	$-
Advances from Related Party	-	100
Accrued Liabilities	8,000	-

Total Current Liabilities	8,524	100

Stockholders’ (Deficiency)/Equity
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,015,000 shares issued and outstanding as of July 31, 2018 and 2017	$5,015	$5,015
Additional Paid-In Capital	41,285	39,585
Accumulated Deficit	(54,824)	(26,657)

Total Stockholders’ (Deficiency)/Equity	(8,524)	17,943

Total Liabilities & Stockholders’ (Deficiency)/Equity	$-	$18,043

The notes are an integral part of these audited financial statements

F-2

RELIANT SERVICE INC

AUDITED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2018 AND 2017

	2018	2017

REVENUES
Merchandise Sales	$93,550	$128,147

COST OF SALES
Cost of Goods Sold	89,345	105,847

Gross Profit	4,205	22,300

Operating Expenses	17,121	60,957

Total Expenses	17,121	60,957

Other income/(expense):
Other Income	100	-
Other Expense	(15,351)	-
Total other income/(expense):	(15,251)	-

Loss Before Income Taxes	(28,167)	(38,657)

Income Tax Benefit (Provision)	-	5,799

Net Loss	$(28,167)	$(32,858)

Net Loss Per Basic and Diluted share	(0.00)	(0.00)

Weighted average number of Common Shares outstanding	5,015,000	5,015,000

The notes are an integral part of these audited financial statements

F-3

RELIANT SERVICE INC

AUDITED STATEMENT OF CHANGES OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED JULY 31, 2018 AND 2017

	Common Stock			Retained	Total
	Number of		Additional	Earnings/	Stockholders’
	Shares		Paid-in	(Accumulated	Equity/
	Outstanding	Par Value	Capital	Deficit)	(Deficiency)
Balance August 1, 2016	4,000,000	$4,000	$-	$6,201	$10,201

Issuance of shares for cash	1,015,000	1,015	39,585	-	40,600

Net loss	-	-	-	(32,858)	(32,858)

Balance July 31, 2017	5,015,000	$5,015	$39,585	$(26,657)	$17,943

Balance August 1, 2017	5,015,000	$5,015	$39,585	$(26,657)	$17,943

Current shareholder waiver of liabilities	-	-	1,700	-	1,700

Net loss	-	-	-	(28,167)	(28,167)

Balance July 31, 2018	5,015,000	$5,015	$41,285	$(54,824)	$(8,524)

The notes are an integral part of these audited financial statements

F-4

RELIANT SERVICE INC

AUDITED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2018 AND 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(28,167)	$(32,858)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of assets	10,160	-
Gain on waiver of liabilities from former shareholder	1,600	-
Depreciation	435	580

Changes in operating assets and liabilities:
Decrease/(increase) in income tax benefit	4,704	(4,704)
Decrease in income tax payable	-	(1,095)
Increase in accounts payable and accrued liabilities	8,524	-
Net cash used in operating activities	(2,744)	(38,077)

CASH FLOWS FROM INVESTING ACTIVITIES

Assumption of cash from former shareholder	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	40,600
Net cash provided by financing activities	-	40,600

Net increase (decrease) in cash	(2,744)	2,523

Cash at beginning of year	2,744	221

Cash at end of year	$-	$2,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
Interest Expense	$-	$-
Income Taxes	$-	$-

NONCASH FINANCING ACTIVITIES:
Waiver of liabilities from former director	$100	$-
Waiver of liabilities from current director	$1,700	$-

The notes are an integral part of these audited financial statements

F-5

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

Estimated Useful Life
Building	15 years

F-6

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

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. We provided 100% allowance to the deferred tax asset and was directly written-off to other expenses.

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

F-7

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended July 31, 2018, the Company had a net loss of $28,167 and an accumulated deficit of $54,824. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2018	2017

Building	$-	$11,900

Less accumulated depreciation	-	(1,305)

	$-	$10,595

F-8

The Company’s former principal offices were located at 3 Rabi, Rabi, Czech Republic, 34201. The property was purchased on July 30, 2015 for $11,900. The building was impaired and taken as a loss on May 14, 2018 as result of change in control.

Depreciation expense for the years ended July 31, 2018 and 2017 was $435 and $580, respectively.

NOTE 5 - COMMON STOCK AND ISSUANCE

On July 17, 2015, 4,000,000 shares were issued to our sole director for $4,000.

On October 28, 2016, pursuant to the company’s Registration Statement on Form S-1, 1,015,000 shares were issued to 31 independent shareholders. The shares were issued at a per share price of $0.04 for total proceeds of $40,600.

The Company has authorized 75,000,000 common shares at $0.001 par value, of which 5,015,000 shares were issued and outstanding as of July 31, 2018.

NOTE 6 - DEBT

On April 14, 2015, the former director and president of the Company, made the initial deposit to the Company bank account in the amount $100 and was carried as a loan payable. The loan was non-interest bearing, unsecured and due upon demand. The loan was assumed by the former shareholder on May 14, 2018 as result of change in control. The assumption is recorded as other income.

On July 10, 2018, the current director and president of the Company paid on behalf of the company certain expenses during the transition period of changing control. The current director waived such payables due to him and the Company recorded such waiver as an addition to additional paid in capital.

NOTE 7 - RELATED PARTY TRANSACTIONS

On April 14, 2015 the Director and President of the Company made the initial deposit to the Company bank account in the amount $100. The loan is non-interest bearing, unsecured and due upon demand. The loan was assumed by the former shareholder on May 14, 2018 as result of change in control. The assumption is taken as an addition to additional paid in capital.

F-9

On July 17, 2015, 4,000,000 shares of the Company’s common stock were issued to our sole director for $4,000. The Company’s sole officer and director is involved in other business activities and may in the future, become involved in other business opportunities as they become available.

On July 10, 2018, the current director and president of the Company paid on behalf of the company certain expenses during the transition period of changing control. The current director waived such payables due to him and the Company recorded such waiver as an addition to additional paid in capital.

NOTE 8 - FAIR VALUE MEASUREMENTS AND DISCLOSURE

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

As of July 31, 2018 and 2017, there were no level I, II, or III assets or liabilities.

NOTE 9 - SUBSEQUENT EVENTS

In preparing these financial statements, the company has evaluated events and transactions for potential recognition or disclosure through November 20, 2018, the date the financial statements were issued. There are no subsequent events to be reported.

F-10