Form 10-Q
period 2025-04-30
Quantumzyme Corp.
filed 2025-06-20
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

QUANTUMZYME CORP.
(Exact name of registrant as specified in its charter)

Nevada	000-56725	N/A
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

15656 Bernardo Center Drive Suite 801

San Diego, CA 92127

(Address of principal executive offices)

Tel: +1 858-203-0312

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Company has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of June 20, 2025, the registrant had 38,962,050 shares of common stock issued and outstanding.

QUANTUMZYME CORP.

 FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Registration Statement on Form 10 as previously filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

 CONDENSED BALANCE SHEETS

	April 30, 2025	July 31, 2024
	(Unaudited)
ASSETS

Cash	$584	$-
Prepaid expenses	-	10,000
Total current assets	584	10,000

Total assets	$584	$10,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$145,672	$109,780
Due to related parties	17,002	15,852
Notes payable	240,451	167,666
Total current liabilities	403,125	293,298

Total liabilities	403,125	293,298

Commitments and Contingencies (See note 5)	-	-

Preferred Shares 130,000,000 authorized shares, par value $0.00001 0 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	-	-
Series A Preferred Shares 10,000,000 authorized shares, par value $0.00001 0 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	-	-
Series B Preferred Shares 10,000,000 authorized shares, par value $0.00001 500 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	5	5
Common Shares 750,000,000 authorized shares, par value $0.00001; 38,962,050 and 34,777,050 shares issued and outstanding as of April 30, 2025 and July 31, 2024 , respectively	388	347
Additional paid-in capital	5,195,456	5,153,648
Accumulated deficit	(5,598,390)	(5,437,298)
Total stockholders' deficit	(402,541)	(283,298)

Total liabilities and stockholders' deficit	$584	$10,000

The accompanying notes are an integral part of these unaudited financial statements.

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

CONDENSED STATMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	April 30		April 30
	2025	2024	2025	2024

Sales	$-	$-	$-	$-

Operating expenses
General and administrative	11,453	7,772	16,365	30,177
Professional fees	49,000	52,500	129,556	96,221
Total operating expenses	60,453	60,272	145,921	126,398

Loss from operations	(60,453)	(60,272)	(145,921)	(126,398)

Other expense
Interest expense	(5,310)	(3,590)	(15,171)	(10,943)
Total other expenses	(5,310)	(3,590)	(15,171)	(10,943)

Net loss before tax provision	(65,763)	(63,862)	(161,092)	(137,341)
Tax provision	-	-	-	-
Net loss	$(65,763)	$(63,862)	$(161,092)	$(137,341)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding -
basic and diluted	35,327,050	34,777,050	35,117,811	34,742,014

The accompanying notes are an integral part of these unaudited financial statements.

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Series B
	Preferred		Common		Paid-In	Stock	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Payable	Deficit	Deficit

Balance, July 31, 2024	500	5	34,777,050	347	5,153,648	-	(5,437,298)	(283,298)
Shares issued for cash	-	-	550,000	6	5,494	-	-	5,500
Net loss	-	-	-	-	-	-	(65,523)	(65,523)
Balance, October 31, 2024	500	5	35,327,050	353	5,159,142	-	(5,502,821)	(343,322)
Net loss	-	-	-	-	-	-	(29,806)	(29,806)
Balance, January 31, 2025	500	5	35,327,050	353	5,159,142	-	(5,532,627)	(373,128)
Shares issued for cash			3,635,000	36	36,314			36,350
Net loss							(65,763)	(65,763)
Balance, April 30, 2025	500	5	38,962,050	389	5,195,456	-	(5,598,390)	(402,541)

Balance, July 31, 2023	500	5	31,577,050	315	5,096,280	3,200	(197,029)	4,902,771
Share to be issued for settlement of notes payable	-	-	3,200,000	32	3,168	(3,200)	-	-
Net loss	-	-	-	-	-	-	(67,498)	(67,498)
Balance, October 31, 2023	500	5	34,777,050	347	5,099,448	-	(264,527)	4,835,273
Net loss	-	-	-	-	-	-	(5,981)	(5,981)
Balance, January 31, 2024	500	5	34,777,050	347	5,099,448	-	(270,508)	4,829,292
Net loss	-	-	-	-	-	-	(63,862)	(63,862)
Balance, April 30, 2024	500	5	34,777,050	347	5,099,448	-	(334,370)	4,765,430

The accompanying notes are an integral part of these unaudited financial statements.

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30, 2025	April 30, 2024
Cash Flows from Operating Activities
Net loss	$(161,092)	$(137,341)
Adjustments to reconcile net loss to net cash provided by operating activities:
Forgiveness of note payable	(2,500)
Changes in assets and liabilities
Prepaid expenses	10,000	-
Accounts payable	35,892	43,214
Due to related party	1,150	5,940
Net cash from operating activities	(116,550)	(88,187)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	41,850	-
Proceeds from notes payable	75,284	88,187
Net cash from financing activities	117,134	88,187

Net increase in cash	584	-
Cash, beginning of period	-	-
Cash, end of period	$584	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Share to be issued for settlement of notes payable	$-	$3,200

The accompanying notes are an integral part of these unaudited financial statements.

QUANTUMZYME CORP

(FORMALLY RELIANT SERVICES, INC.)

NOTES TO CONDENSED  FINANCIAL STATEMENTS

April 30, 2025

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS

Organization

Quantumzyme Corp. (formally Reliant Service Inc.) (the “Company”) was incorporated in the state of Nevada on March 20, 2015. The company develops marketing channels to distribute office equipment to the wholesale market in the United States. Our functional currency is the US Dollar and all the references to currency in the financial statements are in US Dollars.

On February 8, 2023, Ms. Sandra (Demeria) Brossart (“Brossart”) resigned as the sole-officer and director of the Company, and Mr. Naveen Krishna Rao Kulkarni (“Kulkarni”) was appointed as sole-officer and director in her place. Thereafter, on February 21, 2023, the Company entered into that certain Asset Purchase Agreement (“Purchase Agreement”), between the Company and Quantumzyme Inc., a Delaware corporation, (“Quantumzyme”) and Kulkarni, the sole- officer, director, and shareholder of Quantumzyme (collectively, Quantumzyme and Mr. Kulkarni are hereinafter referred to as the “Seller”) pursuant to which the Company acquired various assets from the Seller, such assets are applied to and used in the “Enzyme Catalyst” biotransformation sector. In exchange for the Acquired Assets, the Company issued Mr. Kulkarni One Million Five Hundred (1,500,000) restricted shares of the Company’s common stock (Post split), representing approximately Seventy-Three (73%) percent of the Company’s issued and outstanding shares.

On March 31, 2023, the Company changed its name to Quantumzyme Corp.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the nine months ended April 30, 2025, the Company incurred net losses of $161,092, accumulated deficits of $5,598,390, and used cash in operations in the amount of $116,550. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We are entirely dependent on our ability to attract and receive funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Stock-based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Concentration of Credit Risk

The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains all of its cash balances with two financial institutions in the form of demand deposits.

Loss per Share

The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Revenue Recognition

The Company recognizes revenue from its contracts with customers in accordance with ASC 606 – Revenue from Contracts with Customers. The Company recognizes revenues when satisfying the performance obligation of the associated contract that reflects the consideration expected to be received based on the terms of the contract.

Revenue related to contracts with customers is evaluated utilizing the following steps: (i) Identify the contract, or contracts, with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; (v) Recognize revenue when the Company satisfies a performance obligation.

Fair Value of Financial Instruments

The Company measures fair value in accordance with ASC 820 - Fair Value Measurements. ASC 820 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurements. ASC 820 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date.

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of April 30, 2025 and July 31, 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at April 30, 2025 and July 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

NOTE 4 – PROMISSORY NOTES

Promissory notes payable as of April 30, 2025 and July 31, 2024 consists of the following:

	April 30, 2025	July 31, 2024
Dated June 14, 2021	$6,000	$6,000
Dated July 20, 2021	642	642
Dated February 10, 2023	15,300	15,300
Dated February 10, 2023	12,750	12,750
Dated March 14, 2023	6,161	6,161
Dated April 28, 2023	7,803	7,803
Dated April 28, 2023	8,077	8,077
Dated May 4, 2023	5,904	5,904
Dated July 31, 2023	3,392	3,392
Dated September 8, 2023	2,000	2,000
Dated September 11, 2023	2,500	2,500
Dated September 13, 2023	6,000	6,000
Dated September 20, 2023	2,000	2,000
Dated September 29, 2023	20,000	20,000
Dated October 11, 2023	25,000	25,000
Dated October 16, 2023	6,000	6,000
January 31, 2024	1,420	1,420
February 8, 2024	7,500	7,500
February 21, 2024	7,000	7,000
February 22, 2024	1,865	1,865
April 2, 2024	1,902	1,902
April 22, 2024	5,000	5,000
May 5, 2024	450	450
June 17, 2024	3,000	3,000
June 25, 2024	10,000	10,000
August 2, 2024	6,000	-
August 16, 2024	3,125	-
September 12, 2024	1,500	-
October 28, 2024	10,000	-
October 29, 2024	5,000	-
October 29, 2024	6,500	-
December 5, 2024	8,000	-
December 7, 2024	3,190	-
February 11, 2025	2,500	-
February 28, 2025	8,300	-
March 4, 2025	4,500	-
April 30, 2025	14,169	-
Total notes payable	$240,451	$167,666

During the nine months ended April 30, 2025 and 2024, the Company issued various promissory notes amounting to $75,284 and $64,920 for general operating purposes to one noteholder. The notes carry a 10% interest rate and are due upon 10 days written notice. As of April 30, 2025 and July 31 2024, the Company had amounts due to the note holder of $204,339 and $161,024, respectively.

On June 14, 2021, the Company issued a promissory note for proceeds of $6,000. The note is due on demand and accrues interest at 10% per annum. On July 17, 2023, the note holder sold and assigned $3,200 of the balance to two unrelated parties. On July 25, 2023, the new note holders settled the combined balance of $3,200 for the issue of 3,200,000 shares of common stock valued at $3,200.

On September 12, 2024, the Company issued two promissory notes for proceeds of $2,500. The notes carry a 10% interest rate and are due upon 10 days written notice. On November 30, 2024, the noteholders, forgave the balance of the notes for no consideration.

During the nine months ended April 30, 2025 and 2024, the Company recorded interest expense of $15,171 and $10,943, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2025 and July 31, 2024, the amount due to related parties was $17,002 and $15,852, respectively. Amounts due to related parties are non-interest bearing and due on demand.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. Management is currently not aware of any such legal proceedings or claims that could have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 750,000,000 shares with par value of $0.00001. As of April 30, 2025 and July 31, 2024, the Company had 38,962,050 and 34,777,050 shares of common stock issued and outstanding.

On February 21, 2023, the Company filed a Certificate of Amendment together with Amended & Restated Articles of Incorporation with the Secretary of State of the State of Nevada increasing the Company’s authorized shares of common stock from 75,000,000 to 900,000,000, consisting of 750,000,000 shares of Common Stock, par value $0.00001 and 150,000,000 shares of authorized but undesignated preferred stock, par value $0.00001.

On March 31, 2023, the Company’s Board of Directors approved a 1 to 100 reverse stock split as of the record date of March 31, 2023. As of the date of filing the reverse stock split has not been approved by FINRA. The financial statements have been retroactively restated to show the effect of the stock split.

On May 24, 2023, the Company filed a Certificate of Designation (“Certificate of Designation”) with the Secretary of State of the State of Nevada that provided for the creation of Series A Preferred Stock and Series B Preferred Stock from the previously authorized but undesignated shares of the Company’s preferred stock.

The Company’s Certificate of Designation designates 10,000,000 shares as Series A Preferred Shares the designations, powers, preferences, rights, and restrictions granted or imposed upon the Series A Preferred Shares and holders thereof are as follows:

(i)	Series A Preferred Stock ranks senior to all other classes of stock;
(ii)	(ii) Series A Preferred Stock is convertible at a ratio of 1:10; and,
(iii)	(iii) Series A Preferred Stock votes by multiplying the number of shares of Series A Preferred Stock held by such holder by 100.

Additionally, the Company’s Certificate of Designation, designates 10,000,000 shares as Series B Preferred Shares the designations, powers, preferences, rights, and restrictions granted or imposed upon the Series B Preferred Shares and holders thereof are as follows:

(i)	Series B Preferred Stock ranks junior to all other classes of Preferred Stock;
(ii)	Series B Preferred Stock is convertible at a ratio of 1:50, and,
(iii)	Series B Preferred Stock votes by multiplying the number of shares of Series B Preferred Stock held by such holder by 500.

During nine months ended April 30, 2025, the Company issued 4,185,000 shares of common stock for $41,850 cash.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

Results of Operations for the three months ended April 30, 2025 and 2024

Revenues

We earned no revenues for three months ended April 30, 2025 or 2024.

Operating Expenses

We incurred $60,453 in operating expenses for the three months ended April 30, 2025, as compared with $60,272 in the three months ended April 30, 2024. The increase in operating expenses is the result increased general and administrative fees during the three months ended April 30, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $5,310 for the three months ended April 30, 2025, compared to other expenses of $3,590 for the three months ended April 30, 2024. The increase in other expenses was the result of increased interest expense associated with additional debt incurred during the three months ended April 30, 2025.

Net Loss

We recorded a net loss of $65,763 for the three months ended April 30, 2025, compared to a net loss $63,862 for the three months ended April 30, 2024. The decrease in net loss was associated with the factors discussed above.

 Results of Operations for the nine months ended April 30, 2025 and 2024

Revenues

We earned no revenues for nine months ended April 30, 2025 or 2024.

Operating Expenses

We incurred $145,921 in operating expenses for the nine months ended April 30, 2025, as compared with $126,398 in the nine months ended April 30, 2024. The increase in operating expenses is the result increased in professional fees during the nine months ended April 30, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $15,171 for the nine months ended April 30, 2025, compared to other expenses of $10,943 for the nine months ended April 30, 2024. The increase in other expenses was the result of increased interest expense associated with additional debt incurred during the nine months ended April 30, 2025.

Net Loss

We recorded a net loss of $161,092 for the nine months ended April 30, 2025, compared to a net loss $137,341 for the nine months ended April 30, 2024. The decrease in net loss was associated with the factors discussed above.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the nine months ended April 30, 2025, the Company incurred net losses of $161,092, accumulated deficits of $5,598,390, and used cash in operations in the amount of $116,550. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

We are entirely dependent on our ability to attract and receive funding from either the sale of securities or outside sources such as private investment or a strategic partner. We currently have no firm agreements or arrangements with respect to any such financing and there can be no assurance that any needed funds will be available to us on acceptable terms or at all. The inability to obtain sufficient funding of our operations in the future will restrict our ability to grow and reduce our ability to continue to conduct business operations. Our failure to raise additional funds will adversely affect our business, and may require us to suspend our operations, which in turn may result in a loss to the purchasers of our common stock.  If we are unable to obtain necessary financing, we will likely be required to curtail our development plans. Any additional equity financing may involve substantial dilution to our then existing stockholders.

Liquidity and Capital Resources

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments, and pursue our expansion and diversification objectives.

As of April 30, 2025, we had total current assets of $584 and total current liabilities of $403,125. We had a working capital deficit of $402,541 as of April 30, 2025.

Net cash used by operating activities was $116,550 for the nine months ended April 30, 2025, as compared with $88,187 cash used for the nine months ended April 30, 2024. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $117,134 in cash for the nine months ended April 30, 2025, as compared with $88,187 for the nine months ended April 30, 2024. The increase in cash provided by financing activities was the result of proceeds provided through the issuance of common stock during the nine months ended April 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Responsibility for Controls and Procedures

The Company’s management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s controls over financial reporting are designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

The management including its Principal Executive Officer/Principal Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls over financial reporting will prevent all error and all fraud. A control system no matter how well conceived and operated, can provide only reasonable not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company has limited resources and as a result, a material weakness in financial reporting currently exists, because of our limited resources and personnel, including those described below.

*

The Company has an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

*	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.

*

We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company’s financial statements.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

*

Assessing the current duties of existing personnel and consultants, assigning additional duties to existing personnel and consultants, and, in a cost effective manner, potentially hiring additional personnel to assist with the preparation of the Company’s financial statements to allow for proper segregation of duties, as well as additional resources for control documentation.

*

Assessing the duties of the existing officers of the Company and, in a cost effective manner, possibly promote or hire additional personnel to diversify duties and responsibilities of such executive officers.

*

Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors will consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members.

*

Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control Integrated Framework issued by Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (as revised).

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended April 30, 2025.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors.

The risks described under the heading “Risk Factors” in our Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which are included in the Company’s Registration Statement on Form 10, as amended, which was previously filed with the Securities and Exchange Commission. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Registration Statement on Form 10 and in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Registration Statement on Form 10, as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

ITEM 6 - EXHIBITS

Number Description of Exhibit

3.1	Articles of Incorporation, as amended*
3.2	Amended Certificate of Designation filed February 20, 2024, with the Nevada Secretary of State**
3.3	Bylaws*
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. ***

*	Previously Filed as part of the Company’s Registration Statement on Form 1-A, specifically as exhibits to the Part II-Offering Circular thereto, originally filed with the SEC on February 29, 2024.

**	Previously Filed as part of the Company's Registration Statement on Form 10 filed with the SEC on February 3, 2025.

***	Filed herewith

#

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantumzyme Corp.

Date: June 20, 2025	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

