Form 10-K
period 2025-07-31
Quantumzyme Corp.
filed 2025-11-13
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Quantumzyme Corp.
(Exact name of registrant as specified in its charter)

Nevada	000-56725	N/A
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)

15656 Bernardo Center Drive Suite 801

San Diego, CA 92127

Tel.: 858-203-0312

(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $4,327,050. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of November 10, 2025, there were 38,962,050 of the registrant’s common stock outstanding.

QUANTUMZYME CORP.

Report on Form 10-K

PART I

FORWARD LOOKING STATEMENTS

Except for statements of historical fact, certain information described in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss the Company’s future expectations, including its expectations of its future results of operations or financial position, or state other “forward-looking” information. Quantumzyme Corp.  believes that it is important to communicate its future expectations to its investors. However, there may be events in the future that the Company is not able to accurately predict or to control. Further, the Company urges you to be cautious of the forward-looking statements which are contained in this Annual Report because they involve risks, uncertainties and other factors affecting its operations, market growth, service, products, and licenses. The risk factors in the section captioned “Risk Factors” in Item 1A of the Company’s Annual Report, as well as other cautionary language in this Annual Report, describe such risks, uncertainties and events that may cause the Company’s actual results and achievements, whether expressed or implied, to differ materially from the expectations the Company describes in its forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on the Company’s business, results of operations and financial position.

ITEM 1. BUSINESS.

Company Overview

Quantumzyme Corp., is a biotransformation company, focused on clean and green chemistry. Specifically, Quantumzyme is in the business of developing engineered enzymes in the application of active pharmaceutical ingredients (“API”) production. As we move forward, we intend to expand beyond the API marketplace and engineer enzymes for the use and deployment in other business sectors such as fragrance and flavors, climate impacting applications like sustainable materials, plastic degradation and carbon capture. In the development and engineering of enzymes, we conduct research to enhance enzyme activity, selectivity, and specificity by applying novel quantum mechanics, molecular modelling, and engineering approaches. Our goal is to help to foster a clean, healthy, and well protected environment supporting a sustainable society and economy. Ultimately, we want to fulfil our vision by developing a focused approach to aid all chemical companies to harness the power of technology by simplifying complex chemistry and reducing the number of steps by implementing scientific rationale like quantum mechanics in biology. As we continue to develop and implement our plan of operation, we intend to establish ourselves as industry leaders by solving complex chemistry problems in the pharmaceutical, fragrances, and flavors sectors.

As of the date hereof, we have engineered our first product, which is an enzyme for use in pharmaceutical API production of Ibuprofen. Specifically, our initial product is targeted at select pharmaceutical companies who produce generic drugs. We are in the process of identifying 3rd party manufacturers and distributors that are capable of manufacturing the enzyme on a large scale and distributing the product within the relevant markets. As of the date of this report, we have not filed for patent protection for this product and do not anticipate doing so in the near future. At this time, the costs associated with patent prosecution outweigh the anticipated benefits.

Industry Overview

Enzyme engineering is a dynamic and evolving field within the broader biotechnology sector, focusing on the modification and optimization of enzymes for various industrial, medical, and environmental applications. Enzyme engineering plays a pivotal role in advancing industrial processes, healthcare solutions, and environmental technologies. The industry's success is driven by continuous innovation, interdisciplinary collaboration, and the ability to address challenges associated with enzyme specificity, stability, and regulatory compliance.

Enzymes are proteins that act as catalysts, facilitating and accelerating chemical reactions in living organisms. Enzyme engineering involves modifying these proteins to enhance their performance, stability, and specificity for targeted applications. Enzyme engineering contributes to advancements in sustainable and green technologies, improving the efficiency of industrial processes while minimizing environmental impact. Companies in this field often collaborate with industries such as biotechnology, pharmaceuticals, agriculture, and environmental science to address specific challenges and develop innovative solutions.

Key factors contributing to the industry’s growth include the expansion of biotechnological capabilities, the increasing demand for sustainable solutions, and the versatility of enzymes across various applications. As the enzyme engineering field continues to evolve, it holds promise for addressing complex global challenges and driving advancements in biotechnology, offering a wide array of opportunities for research, development, and commercialization.

Here's an overview and summary of the enzyme engineering industry:

•	Enzyme engineering leverages advances in genetic engineering, protein design, and computational biology to enhance the performance of enzymes;
•	Enzymes find applications across diverse industries, including food and beverage, pharmaceuticals, biofuels, textiles, agriculture, and environmental remediation;
•	Ongoing R&D efforts focus on discovering new enzymes, optimizing existing ones, and addressing challenges such as substrate specificity, stability, and scalability;
•	Enzyme engineering companies typically operate globally, catering to international markets and collaborating with industries worldwide to address specific needs;
•	The industry aligns with sustainability goals, contributing to the development of green technologies by improving efficiency, reducing environmental impact, and promoting sustainable practices;
•	Regulatory considerations are paramount, especially in industries like pharmaceuticals and food, where safety and compliance standards play a crucial role in market entry; and,
•	Companies invest in securing intellectual property rights through patents to protect innovations, creating a competitive edge in the market.

Engineering enzymes involves leveraging biotechnological techniques to modify and optimize enzymes for various industrial applications, including the following applications:

Industrial Applications: Enzymes play a crucial role in industrial processes such as food and beverage production, biofuel manufacturing, textiles, and more. Enzyme engineering companies focus on developing enzymes that enhance efficiency, reduce costs, and improve overall performance in these processes.

Biopharmaceuticals: Enzymes are utilized in the production of biopharmaceuticals. Companies in this sector engage in enzyme engineering to create enzymes that are better suited for the production of therapeutic proteins and drugs, contributing to advancements in the pharmaceutical industry.

Diagnostic and Research Tools: Enzymes are essential components of diagnostic tests and research tools in various fields. Enzyme engineering companies work on creating enzymes with improved sensitivity and specificity for diagnostic applications, catering to the healthcare and research sectors.

Bioremediation and Environmental Solutions: Enzymes can be employed for environmental purposes, such as bioremediation to clean up pollutants. Enzyme engineering is used to design enzymes that are more effective in breaking down specific contaminants, addressing environmental challenges and creating sustainable solutions.

Agricultural Innovations: Enzymes find applications in agriculture for soil improvement, crop protection, and more. Enzyme engineering companies may develop enzymes that enhance nutrient availability, promote plant growth, or provide protection against pests, contributing to advancements in agricultural practices.

Research and Development: Enzyme engineering involves continuous research and development efforts to discover novel enzymes and optimize existing ones. This ongoing innovation is crucial for staying competitive in the biotechnology sector and addressing emerging challenges.

Collaboration and Partnerships: Companies in enzyme engineering often collaborate with industries such as biotechnology, pharmaceuticals, agriculture, and environmental science. Collaborations and partnerships help address specific challenges, pool resources, and bring innovative enzyme solutions to market.

Commercialization of Intellectual Property: Enzyme engineering companies invest in intellectual property protection for their innovations. They generate revenue by commercializing patented enzymes, licensing technologies, and offering specialized enzyme solutions to industries.

Global Market Presence: Many enzyme engineering companies operate globally, catering to diverse markets and industries. This global presence allows them to tap into different economic environments, expand market reach, and diversify revenue streams.

Adaptation to Market Trends: Enzyme engineering companies need to stay adaptive to market trends and technological advancements. This includes embracing sustainable and green technologies, aligning with consumer preferences, and addressing evolving industry needs.

Engineering enzymes for profit involves a multidimensional approach, including innovation, collaboration, and strategic market positioning. As we move our plan of operation forward, we intend to contribute to sustainable industrial practices, advancements in healthcare, and environmental solutions while seeking financial success through the commercialization of enzyme-based products and services.

While enzyme engineering has made significant progress, there are still challenges and limitations associated with the field. Some common problems in engineering enzymes include:

•	Achieving high substrate specificity and selectivity can be challenging. Designing enzymes that only catalyze a specific reaction without side reactions can be complex;
•

Enzymes may undergo denaturation or lose activity under certain conditions, such as extremes of pH, temperature, or in the presence of organic solvents. Improving stability is crucial for industrial applications;

•	Some enzymes require cofactors for their activity. Designing enzymes that function effectively without specific cofactors or finding cost-effective ways to provide cofactors can be challenging;
•

Immobilizing enzymes for industrial use can be problematic. Issues may include maintaining high catalytic efficiency, avoiding mass transfer limitations, and preserving the structural integrity of the immobilized enzyme;

•

Transitioning from laboratory-scale experiments to large-scale industrial production can be challenging. Factors such as cost, scalability, and maintaining enzyme activity at scale need careful consideration;

•	Producing engineered enzymes on a large scale can be expensive. Finding cost-effective methods for enzyme production, purification, and recovery is crucial for commercial viability;
•	Enzymes used in various applications, particularly in the food and pharmaceutical industries, may face regulatory hurdles. Compliance with safety and regulatory standards can pose challenges;
•	Achieving the correct three-dimensional structure is essential for enzyme activity. Issues related to protein folding and misfolding can impact the efficiency of engineered enzymes;
•

Despite advances in structural biology, understanding the intricate relationships between enzyme structure and function remains a complex task. Predicting the effects of specific mutations on enzyme activity can be challenging;

•

Enzymes may be susceptible to inhibition by various factors, including competitive inhibitors or changes in environmental conditions. Overcoming inhibition challenges is essential for maintaining consistent enzyme performance;

•	Enzymes often need to function under diverse conditions in different industrial processes. Designing enzymes that are versatile and effective across a range of conditions can be challenging; and,
•	As enzyme engineering advances, ethical considerations related to the potential misuse of engineered enzymes or unintended environmental impacts may arise.

We will continually work to address these challenges through innovative genetic engineering, protein design, and bioprocessing techniques. Overcoming these problems is crucial for unlocking the full potential of engineered enzymes in various industrial, medical, and environmental applications.

Glossary

The following terms shall have the meanings set forth below:

API means an Active Pharmaceutical Ingredient (API), also known as a drug substance, is a specific chemical or biological substance that is responsible for the therapeutic effect of a pharmaceutical drug. It is the biologically active component of a medication that produces the desired pharmacological activity in the body.

Biotransformation refers to the chemical alteration of compounds or substances by using enzymes. It involves the enzymatic process(es) that occur in various biological systems, such as microorganisms, plants, animals, and humans. Biotransformation can occur through a single or a series of enzymatic reactions, resulting in the conversion of one compound into another. Biotransformation can also be utilized for the production of valuable compounds, such as pharmaceuticals, flavors, and fragrances, through the use of Biocatalysts.

Biocatalysis refers to the use of natural catalysts, primarily enzymes, to facilitate chemical reactions. Enzymes are highly efficient biocatalysts that accelerate the rate of chemical reactions without being consumed in the process. Biocatalysis offers several advantages over traditional chemical catalysts, including milder reaction conditions, greater selectivity, and reduced environmental impact. Enzymes can catalyze a wide range of reactions, including oxidation, reduction, hydrolysis, and synthesis of complex molecules. Biocatalysis finds applications in various industries, including pharmaceuticals, biotechnology, food and beverage, and environmental sectors. It plays a crucial role in the production of pharmaceutical intermediates, biofuels, fine chemicals, and other valuable products.

Insilico refers to processes or experiments that are conducted or simulated using computer models rather than in a traditional laboratory setting such as in vitro (in glass) experiments done in a lab and in vivo (in living organisms) experiments. As used herein, insilico methods involve using computational techniques to analyze chemical compounds, predict their properties, and simulate their interactions.

Legacy reactions refer to a chemical reaction or process that has been used historically or traditionally for a particular purpose but is now considered outdated or less commonly employed due to advancements in technology, efficiency, or sustainability. Legacy chemical reactions include older, conventional, or less environmentally friendly methods that have been replaced or improved upon by newer, more efficient, and greener alternatives. These legacy reactions might have been widely used in the past but are no longer favored due to factors such as low yields, hazardous reagents, high energy requirements, or significant waste generation.

The Quantumzyme Solution.

Our Solution is Biocatalysis through engineered enzymes. Engineering enzymes involves the application of scientific principles and techniques to modify and optimize the structure and function of enzymes for specific purposes. Historically, engineering enzymes using legacy reactions and traditional processes that involves hazardous chemicals, high pressure, high temperature, which leads to lot of waste generation. Not only do traditional methods cause significant pollution and are highly inefficient, but traditional processes also yield poor results and many inefficiencies, multiple impurities, metal catalysts, and hazardous waste. Quantumzyme addresses this problem by leveraging biology and evolution.

As environmental, social, and governance (ESG) investing becomes a factor used by socially conscious investors to screen potential investments and sustainability become key focus areas, our solution is perfect for progressive and accountable organizations and industry leaders. Our solution offers following advantages:

Traditional Process	The Quantumzyme Solution - Biocatalysis
• Hazardous chemicals • High Pressure High Temp • Wastage	• Engineered Enzyme Catalyst • Low Pressure -Lower Temp • Minimal Waste
Disadvantages	Advantages
• High costs • Low potential for increasing yield • High Impurities • Hazardous waste is concern	• Low cost • Improved yield & manufacturing efficiency • Sizable reduction in impurities • Reduced hazardous waste • ESG compliance benefits

Solution Delivery:

We believe that the solution is delivered through IP development processes covering 5 steps as detailed below:

Phase 1 – Enzyme Discovery.	This is where the reaction of interest is studied to identify appropriate enzyme(s) Wild Type (WT).

Phase 2 – Lab Validation (WT).	In this phase the WT enzyme(s) are validated for various parameters.

Phase 3 – Enzyme Engineering.	In this phase the WT enzyme is engineered for desired objective.

Phase 4 – Lab Validation (ET).	In this phase the Engineered enzyme (ET) is further validated & optimized for the desired objective.

Phase 5 – Scale-up.

In this phase we look forward for Partnership with potential end users to perform activities such as (but not limited to) Scale-up optimization, Performing fermentation batch & Post scale-up optimization.

As we move forward with the implementation and deployment of our plan of operation, our first, and currently only, developed biocatalyst is for use and license in the manufacturing of Ibuprofen. Ibuprofen is one of the most produced drugs by volume globally. However, a major issue with the production of Ibuprofen and the legacy reaction of Ibuprofen, although cost effective, is the utilization of a carcinogenic agent as a catalyst which creates effluent and can cause harm to the environment. This has resulted in the production and manufacturing of Ibuprofen being moved offshore to reduce production costs which are directly passed on the consumer. Our goal is to bring back manufacturing capabilities in the USA by making the manufacturing of Ibuprofen greener, cost effective and more environmentally friendly. Currently we are in the process of understanding the market needs, demand supply relationships, technical feasibility, commercial viability, business cases and discussions with potential end users on the impact of benefits that can be derived from the proposed solution. The uniqueness of our approach is a framework that utilizes distinct techniques with a combination of insilico and invitro techniques catering to specific biocatalysts requirements. We intend to help to foster a clean, healthy, and well protected environment supporting a sustainable society and economy.

We intend to license our engineered enzyme to major API manufacturers and Pharma companies. With large scale manufacturing of Ibuprofen API and use of said APIs in manufacturing of drugs by Pharma Companies, we intend to generate revenue from technology transfer and through royalties.

Since the commercialization of our enzymes will be by and through third party manufacturers, who will ultimately supply the product to the consumer, such manufacturers will be required to comply with required all governmental regulatory issues, including the FDA and similar governmental agencies. As such Quantumzyme, at least initially, will not subject to any regulatory or compliance issues. Commercialization of our enzyme, thus, simply entails our licensing the rights to use our developed enzyme to large scale manufacturers and other Pharma Companies.

Specifically, Quantumzyme itself will not be directly responsible for obtaining regulatory approvals, at least initially, this burden will fall to the third-party manufacturers commercializing our enzymes. Those manufacturers will be required to comply with all applicable regulatory requirements, including those set forth by the U.S. Food and Drug Administration (FDA) and similar regulatory bodies in other jurisdictions. The necessity for regulatory approval depends on the intended application of our enzyme. If used in biopharmaceutical applications, the enzyme may be subject to review and approval under the FDA’s regulatory framework. This could include an evaluation under the Food, Drug, and Cosmetic Act, particularly if the enzyme is classified as an active pharmaceutical ingredient (API) or is incorporated into a regulated drug or biologic product. The approval process may involve pre-market review, safety and efficacy assessments, and adherence to current Good Manufacturing Practices (cGMP). Additionally, any manufacturer supplying enzymes for pharmaceutical use would need to comply with the FDA’s Drug Master File (DMF) requirements, if applicable. For non-pharmaceutical applications, regulatory oversight may vary depending on the specific use case and jurisdiction, with potential requirements from agencies such as the Environmental Protection Agency (EPA) or the European Medicines Agency (EMA), among others. We will continue to work with our third-party manufacturing partners to ensure compliance with all relevant regulatory requirements before commercialization.

 Ultimately, we want to fulfil our vision by developing a focused approach to aid all chemical companies to harness the power of technology by simplifying complex chemistry and reducing the number of steps by implementing scientific rationale like quantum mechanics in biology.

As a biotransformation company we will constantly focus and seek to implement our learning in the following selected areas to continually drive and advance the growth of Quantumzyme:

Understanding Enzymes: Enzymes are biological catalysts, typically proteins, that facilitate and accelerate chemical reactions, they have specific active sites where substrates bind, and reactions take place. Enzymes are highly specific to their substrates, and their activity can be influenced by various factors.

Genetic & Protein Engineering: The process often begins with identifying and isolating genes that encode for the target enzyme. Genetic engineering involves modifying the DNA sequence of these genes using techniques like recombinant DNA technology. Protein engineering focuses on modifying the amino acid sequence of the enzyme to achieve desired properties. Techniques include site-directed mutagenesis, where specific amino acids are altered to influence enzyme activity or stability.

Directed Evolution: This method mimics natural selection in a controlled laboratory setting and our enzymes are subjected to iterative rounds of mutation and selection to evolve desired traits, such as improved substrate specificity or increased stability.

Structural Biology: Understanding the three-dimensional structure of enzymes is crucial for rational enzyme design, techniques like X-ray crystallography and nuclear magnetic resonance (NMR) spectroscopy are used to determine enzyme structures.

Computational Biology and Bioinformatics: Computational methods play a significant role in predicting and modelling enzyme structures and interactions. Bioinformatics tools analyze vast biological data sets to identify potential target genes and predict enzyme functions.

Immobilization Techniques: Enzymes can be immobilized on various supports, enhancing their stability and reusability. Immobilization techniques include adsorption, covalent binding, and encapsulation.

High-Throughput Screening: Automation and robotics enable the screening of large libraries of enzymes for desired properties, which accelerates the identification of enzyme variants with improved characteristics.

Synthetic Biology: Synthetic biology approaches involve designing and constructing new biological components or systems, including enzymes, which allows for the creation of tailor-made enzymes with specific functions.

Application-Specific Modifications: Enzyme engineering is tailored to the intended application, whether it's industrial processes, biopharmaceutical production, diagnostics, or environmental applications. Modifications aim to enhance efficiency, specificity, stability, or other desired traits.

Enzyme engineering is a multidisciplinary field that combines principles from biochemistry, molecular biology, protein engineering, and computational biology to modify and optimize enzymes for specific applications. It involves the design, creation, and improvement of enzymes to enhance their catalytic activity, stability, specificity, and other properties.

Our current efforts in enzyme engineering focus on establishing a solid understanding and developing skills and resources in several key areas:

Computational Approaches: Computational methods, including machine learning, molecular docking, and molecular dynamics simulations, are used to study enzyme structure-function relationships, predict enzyme properties, and guide the design of improved variants.

Rational Design: Rational design strategies utilize computational methods, such as molecular modeling and simulation, to predict and engineer enzyme properties. By analyzing enzyme structures and their active sites, researchers can make targeted modifications to enhance catalytic activity, substrate specificity, or stability.

Protein Engineering Tools: The use of novel protein engineering tools, such as DNA shuffling, site-directed mutagenesis, and high-throughput screening methods, will accelerate the process of enzyme optimization and discovery.

Directed Evolution: Directed evolution techniques involve generating genetic diversity in enzyme libraries and screening or selecting for variants with improved properties. This approach allows us to explore vast sequence space and identify enzymes with desired traits.

Enzyme Immobilization: Immobilization techniques involve attaching enzymes to solid supports or matrices, allowing for their reuse and stabilization. Efforts are being made to optimize immobilization methods and explore novel supports to enhance enzyme performance and increase their industrial applicability.

It's important to note that the field of enzyme engineering is dynamic, and ongoing research continues to expand our understanding of enzyme structure, function, and engineering principles. New discoveries and techniques are continually emerging, shaping the future of enzyme engineering and its applications in various industries. Our effort to gain understanding involves in interaction with experts in the field through conferences, symposia and plan to build academic collaborations to identify novel approaches and convert them into business opportunities.

In summary, enzyme engineering combines genetic, protein, and structural engineering with computational biology and high-throughput screening to design and optimize enzymes for specific industrial, medical, or environmental applications. The field continues to evolve with advancements in biotechnology, providing innovative solutions to various challenges.

Quantumzyme Current Properties, Assets & Equipment

As of the date hereof, we do not own any real property. Our office is located in a shared office space which presently is sufficient for our needs, and we pay approximately $500.00 a month. As we continue to advance our plan of operation, it is our intention to seek larger space to accommodate our needs as necessary. Additionally, the Company currently has assets that consist of solely Intellectual Property, Know-How, and previously developed and cultivated relationships that we believe will facilitate our plan of operations as we move forward. Lastly, we do not presently own any equipment as all our research and development activities are conducted at an off-site laboratory that is fully equipped to meet our present needs.

Regulatory and Legal Compliance

Our business operations are subject to various governmental regulations and laws that govern the manufacture, distribution, and use of engineered enzyme products. These regulations are designed to ensure product safety, environmental protection, and workplace health and safety. Key regulatory authorities and legal frameworks applicable to our business include:

1.

Environmental Protection Agency (EPA): If our engineered enzymes involve biotechnological applications that may impact the environment, compliance with the Toxic Substances Control Act (TSCA) and other EPA regulations is required.

2.	Occupational Safety and Health Administration (OSHA): Governs workplace safety requirements related to the handling, storage, and manufacturing of enzyme-based products.

3.

Other Global Regulatory Bodies: Depending on our operational markets, we may also comply with similar regulatory agencies in Canada (Health Canada), China (National Medical Products Administration), and other jurisdictions where we operate.

USA and EUROPE

Regulations regarding companies that bioengineer enzymes vary depending on the country and the specific nature of the enzymes being produced. However, some common regulatory frameworks to which we may become subject to include:

1. Food and Drug Administration (FDA) in the United States: Enzymes used in food production are subject to regulation by the FDA. The FDA evaluates the safety of these enzymes through its Generally Recognized as Safe (GRAS) program. Enzymes that have been determined to be GRAS can be used in food production without further regulatory oversight.

2. European Food Safety Authority (EFSA): In the European Union, enzymes used in food production are regulated by the EFSA. Similar to the FDA's GRAS program, enzymes that are considered safe for use in food are included in the EFSA's list of authorized food enzymes.

3. European Chemicals Agency (ECHA): Enzymes used in industrial processes may be subject to regulation under the Registration, Evaluation, Authorization, and Restriction of Chemicals (REACH) regulation in the European Union. This regulation requires companies to register and obtain authorization for the use of certain substances, including enzymes, in industrial applications.

4. Codex Alimentarius Commission: This international food standards organization, jointly run by the Food and Agriculture Organization (FAO) and the World Health Organization (WHO), provides guidelines and recommendations for food safety, including the use of enzymes in food production. While Codex standards are not legally binding, they are often adopted by countries as part of their regulatory frameworks.

5. Biosafety Regulations: In many countries, including the United States and various European countries, there may be specific regulations governing the use of genetically modified organisms (GMOs) or genetically engineered enzymes. These regulations typically address environmental and health concerns associated with the release of GMOs into the environment or their use in food production.

UNITED ARAB EMIRATES

Regulations regarding bioengineering and enzyme production in the United Arab Emirates (UAE) might not be as extensively documented or publicly available as in some other countries. However, we believe that the existing regulations and oversight mechanisms in place to ensure the safety of bioengineered products and their compliance with international standards are as follows:

1. Ministry of Climate Change and Environment (MOCCAE): The MOCCAE in the UAE is responsible for overseeing environmental regulations and may have a role in regulating bioengineering activities that could impact the environment, such as the release of genetically modified organisms (GMOs) or genetically engineered enzymes into the environment.

2. Biotechnology Regulatory Framework: The UAE has a regulatory framework specifically addressing biotechnology and genetically modified organisms (GMOs). This framework includes regulations governing the research, development, production, and commercialization of bioengineered products, including enzymes.

3. Import and Export Regulations: The UAE has import and export regulations governing the movement of bioengineered products, including enzymes, across its borders. These regulations may include requirements for labeling, documentation, and permits.

4. International Standards and Agreements: The UAE may align its regulations with international standards and agreements related to bioengineering and biotechnology. This alignment could include adherence to guidelines established by organizations such as the Codex Alimentarius Commission or international treaties addressing biosafety and environmental protection.

5. Research Ethics and Biosafety: Institutions and companies involved in bioengineering activities in the UAE may be required to adhere to research ethics guidelines and biosafety protocols to ensure the responsible conduct of research and the protection of human health and the environment.

In short, Management believes that it is essential for any company involved in bioengineering activities, including enzyme production, to consult with relevant government agencies and legal experts to ensure compliance with applicable regulations and standards in both the U.S.A. and the U.A.E. Additionally, regulatory requirements may evolve over time, we intend to stay informed about updates and changes to regulations that may affect our current and future operations.

Key Safety Considerations

As a company involved in the manufacture of engineered enzyme products, we adhere to several safety considerations to protect employees, consumers, and the environment. Here are key safety aspects:

1.	General Workplace Safety

2.	Occupational Health

·

Personal Protective Equipment (PPE): Employees must wear appropriate PPE (gloves, lab coats, respirators, etc.) when handling enzyme products, especially powdered or aerosolized forms that may cause respiratory sensitization.

·	Ventilation & Air Quality Control: Adequate air filtration and ventilation systems should be in place to prevent inhalation of enzyme dust and aerosols.
·	Hazard Communication (HazCom): Proper labeling and Safety Data Sheets (SDS) must be maintained and provided to employees regarding enzyme handling and potential hazards.
·	Training & Emergency Preparedness: Workers must be trained on safe handling, spill response, and emergency procedures, including first aid measures for accidental exposure.

3.	Product Safety & Consumer Protection

·	GRAS (Generally Recognized as Safe) Compliance: If enzymes are used in food, they must comply with FDA or equivalent international GRAS standards.
·	Allergen & Toxicity Testing: Companies must conduct rigorous testing to ensure that enzyme products do not pose allergenic, toxic, or other health risks.
·	Purity & Contamination Control: Manufacturing processes must prevent microbial or chemical contamination to ensure product safety and integrity.

4.	Environmental Safety & Waste Management

·	Biodegradability & Environmental Impact Assessments: Companies must assess the potential impact of engineered enzymes on ecosystems, including biodegradability and persistence in the environment.
·

Waste Disposal Compliance: Enzyme waste, byproducts, and expired materials must be disposed of according to hazardous waste regulations (e.g., EPA’s Resource Conservation and Recovery Act, EU Waste Framework Directive).

·	Spill Prevention & Containment: Protocols should be in place to prevent accidental releases, including secondary containment systems and spill response plans.

5.	Biosecurity & Genetic Engineering Compliance

·	Biosafety Levels (BSL): If working with genetically modified enzymes, facilities must comply with appropriate biosafety level classifications (BSL-1 to BSL-3) depending on risk factors.
·

Gene Editing & GMO Regulations: Compliance with laws such as the USDA’s Biotechnology Regulations, the Cartagena Protocol on Biosafety, and EU GMO Directives is required when modifying organisms for enzyme production.

·	Containment & Cross-Contamination Prevention: Procedures should be in place to prevent unintended release of genetically engineered microorganisms or enzymes.

6.	Fire & Chemical Safety

·

Flammability & Chemical Handling: Some enzymes may require careful handling due to their reaction with other chemicals or potential combustion risk. Compliance with NFPA (National Fire Protection Association) standards.

·

Storage & Labeling: Enzymes and related chemicals must be stored safely, with clear hazard identification and adherence to local and international chemical safety regulations (e.g., OSHA’s Hazard Communication Standard, GHS labeling).

Our Competition.

The bioengineering of enzymes sector encompasses a wide range of players, including companies, research institutions, and academic organizations. As we are in the initial rollout of our plan of operation, we believe that the major players in our industry will generally be better funded and will have the ability to attract and hire qualified candidates in all facets of our business. The following is an overview of the key players in this field:

Biotech: Numerous biotechnology companies specialize in the bioengineering of enzymes for various industrial applications. These companies often develop proprietary technologies and enzyme products tailored to specific industrial processes. Some prominent players include:

•

Novozymes: One of the largest and most well-known enzyme manufacturers globally, offering enzymes for applications in industries such as agriculture, bioenergy, food and beverages, household care, and more.

•	DuPont Industrial Biosciences: Known for its expertise in enzyme production and bio-based solutions for industries like food and beverage, animal nutrition, textiles, and biofuels.

•	BASF: Offers a wide range of enzyme products for applications in detergents, food processing, animal nutrition, and more.

•	Codexis: Specializes in enzyme engineering for pharmaceuticals, biofuels, and industrial chemicals.

•	Genencor: Known for its innovations in enzyme technology for various industrial applications, including biofuels, textiles, and detergents.

Research Institutions and Universities: Academic institutions play a crucial role in advancing the field of enzyme bioengineering through fundamental research and technology development. Some notable institutions with active research programs in this area include MIT, Harvard University, University of California, Berkeley, ETH Zurich, and the University of Cambridge.

Government Agencies and Funding Bodies: Government agencies and funding bodies provide support for research and development in enzyme bioengineering through grants, funding programs, and regulatory oversight. Examples include the National Institutes of Health (NIH) in the United States, the European Commission's Horizon 2020 program, and various national research councils.

Contract Research Organizations (CROs): Contract research organizations provide services related to enzyme bioengineering, including enzyme discovery, optimization, and production. These organizations collaborate with industry partners to develop custom enzyme solutions for specific applications.

While we believe that our methods, approach, and plan of operation will allow us to offer similar services at competitive pricing, we are aware that competitors are likely in a position to dedicate vast resources, in both research and development, and in enzyme engineering that we may be put at a significant disadvantage in landing large customer accounts. However, as we intend to keep operations minimal and offer extremely competitive solutions, while offering access to our entire team as we grow, we believe our success will be in our dedication to our business and scientific principals which will be our key differentiator as we ramp up operations.

Understanding the landscape of industry players in the bioengineering of enzymes sector involves recognizing the diverse range of organizations contributing to research, development, production, and commercialization efforts in this field.

Scientific Advisory Board

While our management has extensive experience in both corporate management and business operations, they also have experience in the pursuit of various scientific endeavors(see Management’s Biographies below). In addition to their personal experience, they will set up a Scientific Advisory Board to continue to move the Company’s pursuit of engineering novel enzymes forward. The goal is to set up a Scientific Advisory Board with accomplished scientists in the fields of Chemical and Biochemical Engineering and Chemistry.

Employees

We have one employee which is our President and member of the Company’s Board of Directors, Mr. Kulkarni. Currently, Mr. Kulkarni has the flexibility to work on our business up to 40 hours per week but is prepared to devote more time if necessary. We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future.

There are presently no personal benefits available to our employee, Officer and/or Director.

CORPORATE HISTORY

Quantumzyme Corp. was incorporated in the State of Nevada on March 20, 2015, originally under the name Reliant Service Inc.

In April 2023, the Company changed its corporate name to Quantumzyme Corp. and its trading symbol to QTZM following the acquisition of assets from Quantumzyme Inc., a Delaware corporation.

Pursuant to that Asset Purchase Agreement, Quantumzyme Corp. acquired proprietary enzyme-engineering technology focused on clean and green chemistry applications that enhance enzyme activity, selectivity, and specificity through quantum mechanics and molecular modeling. In exchange, the Company issued 150 million restricted shares of common stock to Mr. Naveen Krishnarao Kulkarni, who became the Company’s Chief Executive Officer and controlling shareholder.

Quantumzyme Corp. is an early-stage, emerging growth company headquartered in San Diego, California, engaged in the research, development, and planned commercialization of engineered enzymes for use in biotransformation and sustainable chemical manufacturing.

Our principal executive office is located at 15656 Bernardo Center Drive, Suite 801, San Diego, CA 92127, and our telephone number is (858) 203-0312. Additional information is available at www.quantumzymecorp.com (the website is not incorporated by reference into this report).

The Company is currently in the development stage and has not yet generated revenue. Future operations will depend on the successful execution of its business plan and the ability to obtain additional financing. Given its limited operating history, investors should consider the Company’s business and prospects as highly speculative.

AVAILABLE INFORMATION

The Company prepares and files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and certain other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS.

RISK FACTORS

Please consider the following risk factors and other information in this Registration Statement relating to our business and prospects before deciding to invest in our Shares. This Registration Statement and any investment in our Shares involve a high degree of risk. You should carefully consider the risks described below and all of the information contained in this Registration Statement before deciding whether to purchase our Shares. If any of the following risks actually occur, our business, financial condition and results of operations could be harmed, and you may lose all or part of your investment. The Company should be viewed as a high-risk investment and speculative in nature. An investment in our Shares may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our Shares.

Financial Projections.

Any financial projections are based upon what the Company believes to be reasonable assumptions concerning certain factors affecting probable future operations of the Company. Despite these future projections, no assurances can be made that these projections will prove to be accurate, and potential investors are cautioned against placing excessive reliance on such projections in deciding whether to invest in the Company.

We may fail to establish and maintain strategic relationships.

We believe that the establishment of strategic partnerships will greatly benefit the growth of our business, and we intend to seek out and enter into strategic alliances. We may not be able to enter these strategic partnerships on commercially reasonable terms, or at all. Even if we enter strategic alliances, our partners may not attract significant numbers of clients or otherwise prove advantageous to our business. Our inability to enter new strategic alliances could have a material and adverse effect on our business.

If we were to lose the services of Mr. Kulkarni, we may not be able to execute our business strategy.

We currently depend on the continued services and performance of the key member of our management team, comprised solely of Mr. Kulkarni. His leadership has played an integral role in our company. The loss of the key member of our management team could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

If we are unable to hire qualified personnel and retain or motivate key personnel, we may not be able to grow effectively.

Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain skilled personnel for all areas of our organization. Competition in our industry for qualified employees is very competitive. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employee.

Our Limited Workforce May Hinder Our Ability to Execute Our Business Objectives

As of the date of this filing, we have only one employee, our ability to achieve our business objectives depends on the efforts and capabilities of this sole employee, who is responsible for overseeing all aspects of our operations. The absence of additional employees may limit our capacity to effectively manage product development, regulatory compliance, business development, and other critical functions. While we engage independent contractors or consultants to support our operations, there is no guarantee that we will be able to secure qualified personnel on favorable terms. Additionally, reliance on a single employee increases our exposure to risks associated with workload constraints, potential turnover, and the loss of key knowledge or expertise. While we do not anticipate difficulties in acquiring qualified employees as needed in the future, if we are unable to expand our workforce as needed, our ability to execute our business plan, meet key milestones, and achieve commercial success could be adversely affected.

A decline in general economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. It is our opinion that in the event of an economic slowdown, spending habits of both consumers and businesses could be adversely affected and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition, and results of operations.

Our sole officer and director have little experience managing a public company.

Mr. Kulkarni, our sole officer, and director has limited experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

We may need additional capital in the future in order to expand our business.

Our future capital requirements may be substantial, particularly as we continue to develop our business. Although we believe that, based on our current level of operations, our existing cash, cash equivalents and equity securities will provide adequate funds for ongoing operations, planned capital expenditures and working capital requirements for at least the next 12 months, we may need additional capital if our current plans and assumptions change. Our need for additional capital will depend on many factors, including the financial success of our performance enzyme business, our spending to develop and commercialize new and existing products and the amount of collaboration funding we may receive to help cover the cost of such expenditures, the effect of any acquisitions of other businesses, technologies or facilities that we may make or develop in the future, our spending on new market opportunities, and the filing, prosecution, enforcement, and defense of patent claims. If our capital resources are insufficient to meet our capital requirements, and we are unable to enter into or maintain collaborations with partners that are able or willing to fund our development efforts or commercialize any products that we develop or enable, we will have to raise additional funds to continue the development of our technology and products and complete the commercialization of products, if any, resulting from our technologies.

In addition, we may choose to raise additional capital due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. We may seek to obtain such additional capital through equity offerings, debt financings, credit facilities and/or strategic collaborations. If future financings involve the issuance of equity securities, our existing stockholders will suffer dilution. If we raise debt financing or enter into credit facilities, we may be subject to restrictive covenants that limit our ability to conduct our business. We may not be able to raise sufficient additional funds on terms that are favorable to us, if at all. If we fail to raise sufficient funds and fail to generate sufficient revenues to achieve planned gross margins and to control operating costs, our ability to fund our operations, take advantage of strategic opportunities, develop products or technologies, or otherwise respond to competitive pressures could be significantly limited. If this happens, we may be forced to delay or terminate research or development programs or the commercialization of products resulting from our technologies, curtail or cease operations. If adequate funds are not available, we will not be able to successfully execute our business plan or continue our business.

With respect to customers purchasing our products for the manufacture of active pharmaceutical ingredients (“API”) for which they have exclusivity due to patent protection, the termination or expiration of such patent protection and any resulting generic competition may materially and adversely affect our revenues, financial condition, or results of operations.

With respect to customers purchasing our products for the manufacture of API, or lead to the manufacture of API, for which exclusivity due to patent protection has or is about to expire, we can expect that the quantity of our products sold to such customers for such products may decline as generic competition for the API increases. While we anticipate that we may, in some cases, also be able to sell products to these generic competitors for the manufacture of these APIs, or lead to the manufacture of these APIs, the overall effect on our revenues, financial condition and results of operations could be materially adverse.

We are dependent on a limited number of contract manufacturers for large scale production of substantially all of our enzymes.

We have limited internal capacity to manufacture enzymes. As a result, we are dependent upon the performance and capacity of third-party manufacturers for the larger scale manufacturing of the enzymes used in our business. Accordingly, we face risks of difficulties with, and interruptions in, performance by third party manufacturers, the occurrence of which could adversely impact the availability, launch and/or sales of our enzymes in the future. Enzyme manufacturing capacity limitations at our third-party manufacturers and manufacturing delays could negatively affect our business, reputation, results of operations and financial condition. We may be forced to secure alternative sources of supply, which may be unavailable on commercially acceptable terms, and could cause delays in our ability to deliver products to our customers, increase our costs and decrease our profit margins.

The Lack of Formal Agreements for Off-Site Testing Facilities May Disrupt Our Operations and Increase Costs

We rely on third-party testing facilities, which we use on an as-needed basis without formal written agreements. The absence of binding agreements poses several risks, including potential limitations on facility availability, increased costs, and disruptions to our testing schedule. If these facilities become unavailable or impose unfavorable terms, we may experience delays in product development, increased expenses, or the need to secure alternative facilities, which could be costly and time-consuming. Any such disruptions could adversely affect our ability to advance our products and achieve commercialization in a timely manner.

Competitors and potential competitors who have greater resources and experience than we do may develop products and technologies that make ours obsolete or may use their greater resources to gain market share at our expense.

Our future success will depend on our ability to maintain a competitive position with respect to technological advances. In addition, as we enter new markets, we will face new competition and will need to adapt to competitive factors that may be different from those we face today. Our primary competitors in the performance enzymes for pharmaceutical products are companies marketing either conventional, non-enzymatic processes or biocatalytic enzymes to manufacturers of pharmaceutical intermediates and APIs, and also existing in-house technologies (both biocatalysts and conventional catalysts) within our client and potential client companies. The principal methods of competition and competitive differentiation in this market are price, product quality and performance, including manufacturing yield, safety and environmental benefits, and speed of delivery of product. Additionally, the market for the manufacture and supply of APIs is large with many established companies.

Ultimately, our ability to compete successfully in any of these markets will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive than other products on the market. Many of our competitors have substantially greater production, financial, research and development, personnel, and marketing resources than we do. They also started developing products earlier than we did, which may allow them to establish blocking intellectual property positions or bring products to market before we can.

Our competitors may be able to develop competing and/or superior technologies and processes and compete more aggressively and sustain that competition over a longer period of time than we could. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. We cannot be certain that any products we develop in the future will compare favorably to products offered by our competitors or that our existing or future products will compare favorably to any new products that are developed by our competitors. As more companies develop new intellectual property in our markets, the possibility of a competitor acquiring patent or other rights that may limit our products or potential products increases, which could lead to litigation.

Our limited resources relative to many of our competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and market share, adversely affect our results of operations and financial position, and prevent us from obtaining or maintaining profitability.

Ethical, legal, and social concerns about genetically engineered products and processes could limit or prevent the use of our technology, products and processes and limit our revenues.

We anticipate that some of our future technology, products, and services may be genetically engineered or involve the use of genetically engineered products or genetic engineering technologies. If we and/or our collaborators are not able to overcome the ethical, legal, and social concerns relating to genetic engineering, our technology, products, and services may not be accepted. Any of the risks discussed below could result in increased expenses, delays, or other impediments to our programs or the public acceptance and commercialization of products and processes dependent on our technologies or inventions.

Our efforts to prosecute, maintain, protect and/or defend our intellectual property rights may not be successful.

As of the date of this report, we have not filed for patent protection for our product and do not anticipate doing so in the near future. At this time, the costs associated with patent prosecution outweigh the anticipated benefits. However, we anticipate that we will file and prosecute patent applications and endeavor to maintain trade secrets in an ongoing effort to protect our intellectual property rights as we move the business forward. It is possible that our future patents, or patents which we may later acquire, may be successfully challenged, or invalidated, in whole or in part. It is also possible that we may not obtain issued patents from our pending patent applications. Accordingly, and due to uncertainties inherent in prosecuting patent applications, sometimes patent applications are rejected, and we subsequently abandon them. It is also possible that we may develop proprietary technology, products or services in the future that are not patentable or that the patents of others will limit or altogether preclude our ability to conduct business. In addition, any patent issued to us or to our licensor may provide us with little or no competitive advantage, in which case we may abandon such patent or license it to another entity or terminate the license agreement. Additionally, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from litigation relating to intellectual property rights could require us to obtain a license to continue to make, use, import, sell or offer for sale the technology, products or services that is the subject of the claim, or otherwise restrict or prohibit our use of the technology, products, or services.

Third parties may claim that we are infringing, violating, or misappropriating their intellectual property rights, which may subject us to costly and time-consuming litigation and prevent us from developing or commercializing our technology, products, or services.

Our commercial success also depends in part on our ability to operate without infringing, violating or misappropriating patents and other intellectual property rights of third parties, and without breaching any licenses or other agreements that we have entered into with regard to our technologies, products or services. We cannot ensure that patents have not been issued, or will not be issued, to third parties that could block our ability to obtain patents or to operate as we would like. There may be patents in some countries that, if valid, may block our ability to make, use, sell, or offer for sale our technology, products, or services in those countries, or import our products into those countries, if we are unsuccessful in circumventing or acquiring rights to these patents. There also may be claims in patent applications filed in some countries that, if granted and valid, may also block our ability to commercialize technology, products, services, or processes in these countries if we are unable to circumvent or obtain rights to them.

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

We do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  The Company anticipates generating revenues from our future technology, products, and services and if that is not sufficient we may seek to raise additional operating capital to implement our business plan in an offering of our common stock or debt.  Our plan requires capital to operate for the next twelve months. However, there can be no assurance that the revenues generated or that such an offering will be successful. You may lose your entire investment

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries where we do business do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and enforcing intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property rights. Accordingly, our efforts to protect and enforce our intellectual property rights in such countries may be inadequate. This could make it difficult for us to stop the infringement, violation or misappropriation of our patents, or other intellectual property rights. Additionally, proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business.

Confidentiality and non-use agreements with employees, consultants, advisors and other third parties may not adequately prevent disclosures and non-use of trade secrets and other proprietary information.

In addition to patent protection, we also rely on other intellectual property rights, including protection of copyright, trade secrets, know-how and/or other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To maintain the confidentiality of our trade secrets and proprietary information, we rely in part on trade secret law and contractual agreements to protect our confidential and proprietary information and processes. We will generally enter into confidentiality and invention assignment agreements with our employees, consultants, and third parties working on our behalf upon their commencement of a relationship with us. However, trade secrets and confidential information are difficult to protect, and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes, and we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property rights. Nevertheless, without our permission or awareness, our confidential and proprietary information may be disclosed to third parties, used by the respective individuals for purposes other than for the Company’s business, or obtained through illegal means, such that third parties could reverse engineer our biocatalysts, product candidates, and processes, to attempt to develop the same technology or develop substantially equivalent technology. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential and proprietary rights, and failure to protect our trade secrets could adversely affect our competitive business position. If any of our trade secrets were lawfully obtained, we may be unable to prevent them, or those to whom they communicate it, from using that technology or information to compete with us or disclosing it publicly. Therefore, these events could have a material adverse effect of our business, financial condition, and results of operations. Any failure to protect our proprietary rights may allow competitors to copy our technology, which could adversely affect our pricing and market share.

We expect our quarterly financial results to fluctuate.

We expect our revenue and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

•	General economic conditions;
•	The number of clients for our business consulting services;
•	Our ability to retain, grow our business and attract new clients;
•	Administrative costs; and,
•	Advertising and other marketing costs.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Dual-Class Capital Structure Limits the Ability of Other Shareholders to Influence Corporate Decisions

We have a dual-class capital structure consisting of Series A and Series B Preferred Stock, our Series A Preferred Stock carries 100 votes per share of Series A Preferred Stock and our Series B Preferred Stock carries 500 votes per share of Series B Preferred Stock. Accordingly, holders of the Series A Preferred Stock and Series B Preferred Stock will, for the foreseeable future, have voting control over such matters requiring approval by shareholders, including, but not limited to, the election of directors and the approval of mergers or other business combination transactions, even if they hold a minority of the total outstanding shares.

Concentrated Voting Power May Result in Decisions That Do Not Align with Minority Shareholders’ Interests

Holders of our preferred stock have the ability to unilaterally approve corporate actions without requiring the consent of other shareholders. This could lead to corporate policies, strategic decisions, or transactions that disproportionately benefit controlling shareholders, even if they are not in the best interests of our common shareholders. Additionally, our dual-class capital structure may discourage potential merger, acquisition, or takeover attempts that could be beneficial to our shareholders. Because our preferred stock shareholders hold superior voting rights, they have the power to block transactions that may otherwise provide a premium to our common stockholders. This could result in missed opportunities for shareholder value maximization.

Risk of  Unexpected Conversion or Dilution of Voting Power

In the event of a issuances, conversions, or transfer of shares of our Series  A and Series B Preferred Shares, our voting structure may change, impacting governance and control. Additionally, if we issue new shares of Series  A or Series B Preferred Shares in the future, it could further dilute the voting power of our common stockholders.

Our Shares are “Penny Stock,” which impairs trading liquidity.

Disclosure requirements pertaining to penny stocks may reduce the level of trading activity in the market for our Shares and investors may find it difficult to sell their Shares. The SEC has rules that regulate broker/dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the operator with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the operator’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the operator orally or in writing prior to effecting the transaction and must be given to the operator in writing before or with the operator’s confirmation.

As an “Emerging Growth Company” any decision to comply with the reduced disclosure requirements applicable to emerging growth companies could make our Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt into the extended transition period for complying with the revised accounting standards.

We May Continue to Take Advantage of Reduced Reporting Requirements Even If We No Longer Qualify as an Emerging Growth Company

Once we no longer qualify as an EGC, we may still be classified as a Smaller Reporting Company (“SRC”) under SEC rules if our public float is less than $250 million or, in certain cases, if our annual revenue is less than $100 million. As an SRC, we would continue to be eligible for scaled disclosure requirements, including reduced financial reporting obligations and less extensive executive compensation disclosures. While these accommodations allow us to reduce compliance costs, they may also limit the amount of publicly available information about our business, which could impact investor confidence or reduce analyst coverage of our stock. Additionally, there is no guarantee that we will remain an SRC indefinitely, and if we no longer qualify for this status, we will be required to comply with more extensive disclosure and compliance obligations, which could increase our legal, accounting, and administrative expenses.

Our status as an “Emerging Growth Company” under the JOBS Act of 2012 may make it more difficult to raise capital.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors, and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information contained in this Registration Statement includes forward-looking statements. The statements herein which are not historical reflect our current expectations and projections about the Company’s future results, performance, liquidity, financial condition, prospects, and opportunities and are based upon information currently available to the Company and its management and management’s interpretation of what is believed to be significant factors affecting the business, including many assumptions regarding future events. Such forward-looking statements include statements regarding, among other things:

•	potential governmental regulations relating to or that may impact our industry segments;
•	increased costs or exposure to liability as a result of changes in laws or regulations applicable to the biotransformation industry;
•	general volatility of the capital and credit markets and the market price of our Shares;
•	exposure to litigation or other claims;
•	loss of key personnel;
•	the risk that we may experience future net losses;
•	risks associated with breaches of our security;
•	failure to obtain necessary outside financing on favorable terms, or at all;
•	risks associated with future sales of our Shares by existing shareholders or the perception that they intend to sell substantially all of the Shares of our Company that they hold;
•	risks associated with the market for our Shares; or
•

any of the other risks included herein, including those set forth under the headings “Risk Factors,” “Board of Directors’ Discussion and Analysis of Financial Condition and Results of Operations” and “Our Business.”

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “will,” “shall,” “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Actual results, performance, liquidity, financial condition, prospects, and opportunities could differ materially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties, and other factors, including the ability to raise sufficient capital to continue the Company’s operations. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Registration Statement generally. In light of these risks and uncertainties, there can be no assurance that the forward- looking statements contained in this Registration Statement will in fact occur.

Accordingly, prospective investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward- looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

The specific discussions herein about the Company include financial projections and future estimates and expectations about the Company’s business. The projections, estimates and expectations are presented in this Registration Statement only as a guide about future possibilities and do not represent actual amounts or assured events. All the projections and estimates are based exclusively on the officers of the Company’s own assessment of its business, the industry in which it works and the economy at large and other operational factors, including capital resources and liquidity, financial condition, fulfillment of contracts, and opportunities. The actual results may differ significantly from the projections.

Litigation

In the ordinary course of its business, the Company may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect the value of the Company and may continue without resolution for long periods of time. Any litigation may consume substantial amounts of the Board of Directors' time and attention, and such time and resources devoted to such litigation may, at times, be disproportionate to the amounts at stake in such litigation.

INDUSTRY AND OTHER DATA

This prospectus contains industry, market and competitive position data from our own internal estimates and research as well as industry and general publications and research surveys and studies conducted by third parties. We did not commission any of the third-party data identified throughout this prospectus. Industry publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and our management’s understanding of industry conditions. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor definitions have been verified by an independent source.

The industry in which we operate is subject to risks and uncertainties due to a variety of factors, including those described in the section titled “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our cybersecurity policies, standards, processes, and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners, which includes pre-engagement review, use of contractual security provisions, and continued monitoring, as applicable; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; (5) security monitoring to analyze and assess threat activity in real time; and (6) security incident response to investigate, respond to, and mitigate cyber threats. We regularly engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.

No material cybersecurity incidents were identified as of filing date. We have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Governance

Our Board of Directors maintains oversight of risks from cybersecurity threats by meeting with and receiving periodic updates from our Chief Executive Officer, who is assigned oversight of cybersecurity risks. Our Chief Executive Officer is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the Company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

ITEM 2. PROPERTIES.

Our office is located in a shared office space which presently is sufficient for our needs, and we pay approximately $500.00 a month, which we believe will suffice for our immediate needs. Management does not anticipate any issue in locating and securing additional office space as we implement our plan of operation and the business grows.

ITEM 3. LEGAL PROCEEDINGS.

The Company may, from time to time, be involved in various legal proceedings incidental to the conduct of our business. Historically, the outcome of all such legal proceedings has not, in the aggregate, had a material adverse effect on our business, financial condition, results of operations or liquidity. There are no material pending or threatened legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is quoted on the OTC Markets Group, Inc.’s PINK tier under the symbol “QTZM” On July 31, 2025, the closing bid price of our Common Stock was $0.30 per share. The bid quotations reported on the OTC Pink Market reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Holders

As of July 31, 2025, we had 38,962,050 shares of common stock, par value $0.00001 per share, issued and outstanding, which were held by approximately 134 shareholders of record. The transfer agent for our securities is Old Monmouth Stock Transfer, 200 Memorial Parkway, Atlantic Highlands, NJ 07716, Phone: 732-872-2727.

Recent Sales of Unregistered Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our audited financial statements and the related notes included in this Annual Report on Form 10-K. This section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors” and elsewhere in this report.

Results of Operations for the years ended July 31, 2025 and 2024

Revenues

We earned no revenues for the years ended July 31, 2025 or 2024.

Operating Expenses

We incurred $180,537 in operating expenses for the year ended July 31, 2025, as compared with $163,593 in the year ended July 31, 2024. The increase in operating expenses is the result increased in professional fees during the year ended July 31, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $18,732 for the year ended July 31, 2025, compared to other expenses of $14,976 for the year ended July 31, 2024. The increase in other expenses was the result of increased interest expense associated additional debt incurred during the year ended July 31, 2025.

Net Loss

We recorded a net loss of $199,269 for the year ended July 31, 2025, compared to a net loss $178,569 for the year ended July 31, 2024. The decrease in net loss was associated with the factors discussed above.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the year ended July 31, 2025, the Company incurred net losses of $199,269, accumulated deficits of $5,636,567, and used cash in operations in the amount of $125,180. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Liquidity and Capital Resources

Our financing objective is to maintain financial flexibility to meet the material, equipment and personnel needs to support our project commitments and pursue our expansion and diversification objectives.

As of July 31, 2025, we had total current assets of $584 and total current liabilities of $441,302. We had a working capital deficit of $440,718 as of July 31, 2025.

Net cash used by operating activities was $125,181 for the year ended July 31, 2025, as compared with $101,637 cash used for the year ended July 31, 2024. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $125,765 in cash for the year ended July 31, 2025, as compared with $101,637, for the year ended July 31, 2024. The increase in cash provided by financing activities was the result of proceeds provided through the issuance of common stock during the year ended July 31, 2025.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Because we are a development-stage company with limited operations, our critical accounting policies primarily relate to the valuation of equity issuances, stock-based compensation, and the assessment of our ability to continue as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to the Company because the Company is a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

All financial information required by this Item is included on the pages immediately following the Index to Financial Statements appearing on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, because of the disclosed material weaknesses in the Company’s internal control over financial reporting, the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of July 31, 2025, using the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s assessment, management has determined that there are material weaknesses due to the lack of segregation of duties and, due to the limited resources based on the size of the Company. Due to the material weaknesses management concluded that as of July 31, 2025, the Company’s internal control over financial reporting was ineffective. In order to address and resolve the weaknesses, the Company will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company’s financial means allow. To date, the Company’s limited financial resources have not allowed the Company to hire the additional personnel necessary to address the material weaknesses.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 9B. OTHER INFORMATION.

During the year ended July 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The Company’s current directors and executive officers are as follows:

Name	Age	Position(s)
Naveen Krishnarao Kulkarni(1)	49	Chief Executive Officer, President, Secretary, Treasurer, Director
Manu Bharath Khareedhi(2)	37	Independent Director
Shrutin Ashok Ulman(2)	55	Independent Director

Term of Office

All the Company’s directors hold office until the next annual meeting of the stockholders or until their successors is elected and qualified. The Company’s executive officers are appointed by the Company’s board of directors and hold office until their resignation, removal, death or retirement.

Background and Business Experience

The business experience during the past five years of each of the Company’s directors and executive officers is as follows:

Management Biographies:

Naveen Krishnarao Kulkarni – Mr. Kulkarni has two and a half decades of healthcare & biotech experience covering a broad range of scientific, entrepreneurial and innovation strategies in markets spanning Europe, the USA, Australia, and India. From 2017 through February 2023, when the Company acquired various assets from Mr. Kulkarni, Mr. Kulkarni was working on and formulating the concept and business model of what would become the current iteration of the Company. To this end, he was instrumental in raising seed capital, implementing the initial business plan and plan of operations, and positioning the company to operate as an IP driven business. From 2011 to 2016, Mr. Kulkarni was a Director and CEO of Cryo Stemcell Pvt. Ltd. where he was instrumental in the turnaround of the company from a stem cell banking service provider to a healthcare company. He also developed a business plan for next level funding and initiated PRP therapy and hospital partnerships with new customer acquisition and sales team mobilization plan for India. From November 2007 to October 2011, Mr. Kulkarni was a director at Philips Research, Asia, where he was involved in identifying and developing ventures for spin-ups, spin-ins and spin-outs in Philips with a portfolio of opportunities for new business creation across healthcare and energy relevant for India, emerging markets and globally. We believe that Mr. Kulkarni possesses attributes that qualify him to serve as a member of the Board, including his leadership skills, and experience.

Dr. Manu Bharath – Dr. Barath is an experienced Otorhinolaryngologist, who has worked for the last 14 years as an ENT performing head & neck surgeries. He graduated and obtained his MBBS degree from JSS Medical College, Sri Shivarathreeshwara Nagar, Mysore in 2009, and then obtained his postgraduate MS degree from Dr. Vasantrao Pawar Medical College, Hospital and Research Centre, Adgaon, Nashik in 2017. Since 2017, Dr. Bharath has been practicing at Pristyn Care Clinics in Bangalore. Pristyn Care is a health care startup that focuses on day care procedures. We believe that Dr. Bharath possesses attributes that qualify him to serve as a member of the Board, including his leadership skills, and experience.

Dr. Shrutin Ashok Ulman - Dr. Ulman is a qualified senior professional with 30 years’ experience in life sciences/medical devices including end-to-end product development and management, value proposition development in diagnostics and therapeutics. Seeking challenging senior managerial assignments with a reputed organization to utilize acquired skills in accomplishing organizational growth objectives. Specifically, since 2019, Dr. Ulman has been acting as a director Philips, India where his work includes defining and setting up strategic partnerships and interacting with the stakeholders to align product deliverables to the business requirements of the clients, spearheading and collaborating with multiple teams for piloting clinical trials and clinical studies, focusing on R&D innovation, and rolling out new product development strategies, and working on digital therapeutics. Additionally, he is currently the Head Researcher of Africa Philips, Nairobi, working to ensure access to care, sustainability, and risk management of value/supply chains catering to areas like Digital Primary Care Solutions and Digital Therapeutics. We believe that Dr. Ulman possesses attributes that qualify him to serve as a member of the Board, including his leadership skills, and experience.

Significant Employees.

None.

Family Relationships.

None.

Involvement in Certain Legal Proceedings.

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics.

The Company has not yet formally adopted a Code of Ethics due to its current size and limited number of employees. Management and the Board of Directors intend to adopt and implement a Code of Ethics consistent with the requirements of Item 406 of Regulation S-K during the fiscal year ending July 31, 2026. Until formal adoption, the Company’s management and directors have committed to conduct all business in accordance with the principles of honesty, integrity, and accountability described above.

Audit Committee

Our Board of Directors currently serves as the Audit Committee, and the Company does not have a separately designated standing audit committee. Given the Company’s small size, limited operations, and financial resources, the Board has determined that the establishment of a separate audit committee is not yet practical.

The functions customarily assigned to an audit committee, including oversight of:

•	the integrity of our financial statements,
•	our compliance with legal and regulatory requirements,
•	the qualifications, independence, and performance of our independent registered public accounting firm, and
•	our internal controls over financial reporting, are performed by the full Board of Directors.

The Board of Directors has determined that none of its current members meets the definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. At this time, the Company lacks the financial resources to retain such an individual. The Board intends to appoint at least one director who qualifies as an audit committee financial expert as the Company’s financial position and staffing permit.

All audit and non-audit services performed by our independent registered public accounting firm are approved in advance by the Board of Directors acting in its capacity as the audit committee.

ITEM 11. EXECUTIVE COMPENSATION.

For the fiscal years ended July 31, 2025, 2024, and 2023, we compensated our three highest-paid directors and executive officers as follows:

Name and principal position	Year Ended	Salary	Bonus	Stock Compensation	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Naveen Krishnarao Kulkarni, (1)	2025	90,000	–	–	–	–	–	–	–
Chief Executive	2024	90,000	–	–	–	–	–	–
Officer, President, Secretary, Treasurer, Director	2023	52,500	–	300	–	–	–		–
Manu Bharath Khareedhi, Director (2)	2025	–	–	–	–	–	–	–	–
	2024	–	–	–	–	–	–	–	–
	2023	–	–	–	–	–	–	–	–
Shrutin Ashok Ulman, Director (3)	2025	–	–	–	–	–	–	–	–
	2024	–	–	–	–	–	–	–	–
	2023	–	–	–	–	–	–	–	–

(1) On May 23, 2023, the Company entered into an Executive Employment Agreement with Mr. Kulkarni whereby Mr. Kulkarni agreed to serve as the Company’s Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and as Chairman of the Company’s Board of Directors. The Employment Agreement became effective as of June 1, 2023, (the “Effective Date”) and had a term that expires on May 31, 2024. The Company and Mr. Kulkarni have extended the term of the Executive Employment Agreement by mutual agreement. Under the terms of the Employment Agreement, the Company shall compensate Mr. Kulkarni: (i) a base salary of $90,000 per year, payable at a rate of $7,500 per month during, which accrues and any outstanding balance becomes due and payable as soon as reasonably practicable; (ii) issue 29,500,000 restricted shares of the Company’s common stock valued at $0.001 per share; and, (iii) issue 500,000 restricted shares of the Company’s Series B Preferred Stock valued at $0.001 per share.

(2) On June 7, 2023, Manu Bharath Khareedhi was appointed to the Company’s board of directors as an independent director. Mr. Bharath did not receive any compensation in 2023 and will be compensated $1,500 per every in-person meeting of the board of directors.

(3) On June 7, 2023, Shrutin Ashok Ulman was appointed to the Company’s board of directors as an independent director. Mr. Ulman did not receive any compensation in 2023 and will be compensated $1,500 per every in-person meeting of the board of directors.

Other than the forgoing, no officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but our sole officer and director may recommend adoption of one or more such programs in the future.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed. The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officer and director until such time that the Company completes a reverse merger or business combination.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Transactions with Related Persons

On February 21, 2023, Reliant Service Inc., a Nevada corporation (the “Company”) entered into that certain Asset Purchase Agreement (“Purchase Agreement”), between the Company and Quantumzyme Inc., a Delaware corporation, (“Quantumzyme”) and Mr. Naveen Krishna Rao Kulkarni, an individual (“Mr. Kulkarni”), the sole officer, director, and shareholder of Quantumzyme (collectively, Quantumzyme and Mr. Kulkarni are hereinafter referred to as the “Seller”) pursuant to which the Company acquired various assets from the Seller, such assets are applied to and used in the “Enzyme Catalyst” biotransformation sector. Specifically, the assets acquired focus on clean and green chemistry used to enhance enzyme activity, selectivity, and specificity by applying novel quantum mechanics, molecular modelling, and engineering approaches. The “Enzyme Catalyst” is aimed at converting legacy chemical reaction into green chemistry (collectively, the Enzyme Catalyst, all related proprietary and nonproprietary technology, know-how, and all other facets of Seller’s assets are referred to hereinafter as the “Acquired Assets”). In exchange for the Acquired Assets, the Company issued Mr. Kulkarni One Hundred Fifty Million (1,500,000) restricted shares of the Company’s common stock, representing approximately Seventy-Three (73%) percent of the Company’s issued and outstanding shares.

Policies and Procedures for Related-Party Transactions

Our Company does not have any formal written policies or procedures for related party transactions, however in practice, our Board of Directors reviews and approves all related party transactions and other matters pertaining to the integrity of management, including potential conflicts of interest and adherence to standards of business conduct. We have two independent directors on our Board of Directors.

Changes in Control

There are no present arrangements or pledges of the Company’s securities, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Board of Directors is currently composed of four member and we have two independent directors at this time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees incurred by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended July 31, 2025 and 2024 were $19,668 and $10,000, respectively, all of which was paid to FRUCI & ASSOCIATES II, PLLC.

Audit Related Fees

The aggregate fees billed for professional services that are reasonably related to the performance of the audit or review of the Company’s financial statements but are not reported “Audit Fees” for the years ended July 31, 2025 and 2024  in the amounts of $0 and $0, respectively. All services performed by the Company’s Registered Public Accounting Firm, FRUCI & ASSOCIATES II, PLLC. have been pre-approved by the Company’s Board of Directors.

Tax and All Other Related Fees

Other fees billed for products or services provided by the Company’s principal accountant during the years ended July 31, 2025 and 2024. There were no fees incurred to FRUCI & ASSOCIATES II, PLLC, PS. Inc. related to all other fees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this Report.

1. Financial Statements. The Company’s Balance Sheets as of July 31, 2025 and 2024, the Statements of Operations for the years ended May 31, 2025 and 2024, the Statements of Changes in Stockholders’ Equity for the years ended July 31, 2025 and 2024, and the Statements of Cash Flows for the years ended July 31, 2025 and 2024, together with the notes thereto and the reports of FRUCI & ASSOCIATES, PS, as required by Item 8 are included in this 2025 Annual Report on Form 10-K as set forth in Item 8 above.

2. Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required or not applicable, or because the information required is included in the financial statements or the notes thereto.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

(b) Exhibits: We have filed the follow documents as exhibits required by Item 601 of Regulation S-K (§229.601 of this chapter).

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

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. ***
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously Filed as part of the Company’s Registration Statement on Form 1-A, specifically as exhibits to the Part II-Offering Circular thereto, originally filed with the SEC on February 29, 2024.
**	Previously Filed as part of the Company’s Registration Statement on Form 10 filed with the SEC on February 3, 2025.
***	Filed herewith

#

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantumzyme Corp.

Date: November 13, 2025	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 13, 2025	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

QUANTUMZYME CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quantumzyme Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quantumzyme Corp. (“the Company”) as of July 31, 2025 and 2024, and the related balance sheets, statement of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
November 13, 2025

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

BALANCE SHEETS

ASSETS	July 31, 2025	July 31, 2024

Cash	$584	$-
Prepaid expenses	-	10,000
Total current assets	584	10,000

Total assets	584	10,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$175,218	$109,780
Due to related parties	17,002	15,852
Notes payable	249,081	167,666
Total current liabilities	441,301	293,298

Total liabilities	441,301	293,298

Commitments and Contingencies (See note 7)	-	-

Preferred Shares 130,000,000 authorized shares, par value $0.00001
0 shares issued and outstanding as of July 31, 2025 and 2024, respectively	-	-
Series A Preferred Shares 10,000,000 authorized shares, par value $0.00001
0 shares issued and outstanding as of July 31, 2025 and 2024, respectively	-	-
Series B Preferred Shares 10,000,000 authorized shares, par value $0.00001
500 shares issued and outstanding as of July 31, 2025 and 2024, respectively	5	5
Common Shares 750,000,000 authorized shares, par value $0.00001; 38,962,050 and 34,777,050 shares issued and outstanding as of July 31, 2025 and 2024 , respectively	389	347
Additional paid-in capital	5,195,456	5,153,648
Accumulated deficit	(5,636,567)	(5,437,298)
Total stockholders' deficit	(440,717)	(283,298)

Total liabilities and stockholders' deficit	584	10,000

The accompanying notes are an integral part of these audited financial statements.

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

STATEMENTS OF OPERATIONS

	For the year ended
	July 31
	2025	2024

Sales	$-	$-

Operating expenses
General and administrative	18,129	31,727
Professional fees	162,408	131,866
Total operating expenses	180,537	163,593

Loss from operations	(180,537)	(163,593)

Other expense
Gain on extinguishment of debt	2,500	-
Interest expense	(21,232)	(14,976)
Total other expenses	(18,732)	(14,976)

Net loss before tax provision	(199,269)	(178,569)
Tax provision	-	-
Net loss	$(199,269)	$(178,569)

Net loss per common share: basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	35,117,811	34,742,014

The accompanying notes are an integral part of these audited financial statements.

No assurance provided

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

STATEMENT OF STOCKHOLDERS' DEFICIT

	Series B
	Preferred	Par	Common	Par	Paid-In	Stock	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Payable	Deficit	Deficit
Balance, July 31, 2023	500	5	31,577,050	315	5,150,480	3,200	(5,258,729)	(104,729)
Share to be issued for settlement of notes payable			3,200,000	32	3,168	(3,200)	-	-
Net loss							(178,569)	(178,569)
Balance, July 31, 2024	500	5	34,777,050	347	5,153,648	-	(5,437,298)	(283,298)
Shares issued for cash	-	-	4,185,000	42	41,808	-	-	41,850
Net loss	-	-	-	-	-	-	(199,269)	(199,269)
Balance, July 31, 2025	500	5	38,962,050	389	5,195,456	-	(5,636,567)	(440,717)

The accompanying notes are an integral part of these audited financial statements.

No assurance provided

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

STATEMENTS OF CASHFLOWS

	For the year ended
	July 31, 2025	July 31, 2024
Cash Flows from Operating Activities
Net loss	$(199,269)	$(178,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on extinguishment of debt	(2,500)
Changes in assets and liabilities
Prepaid expenses	10,000	(10,000)
Accounts payable	65,438	80,992
Due to related party	1,150	5,940
Net cash from operating activities	(125,181)	(101,637)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	41,850	-
Proceeds from notes payable	83,915	101,637
Net cash from financing activities	125,765	101,637

Net decrease in cash	584	-
Cash, beginning of period	-	-
Cash, end of period	$584	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Share to be issued for settlement of notes payable	$-	$3,200

The accompanying notes are an integral part of these audited financial statements.

No assurance provided

QUANTUMZYME CORP

(FORMALLY RELIANT SERVICES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2025 and 2024

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

On February 8, 2023, Ms. Sandra (Demeria) Brossart (“Brossart”) resigned as the sole-officer and director of the Company, and Mr. Naveen Krishna Rao Kulkarni (“Kulkarni”) was appointed as sole-officer and director in her place. Thereafter, on February 21, 2023, the Company entered into that certain Asset Purchase Agreement (“Purchase Agreement”), between the Company and Quantumzyme Inc., a Delaware corporation, (“Quantumzyme”) and Kulkarni, the sole- officer, director, and shareholder of Quantumzyme (collectively, Quantumzyme and Mr. Kulkarni are hereinafter referred to as the “Seller”) pursuant to which the Company acquired various assets from the Seller, such assets are applied to and used in the “Enzyme Catalyst” biotransformation sector. In exchange for the Acquired Assets, the Company issued Mr. Kulkarni One Hundred Fifty Million (1,500,000) restricted shares of the Company’s common stock (Post split), representing approximately Seventy-Three (73%) percent of the Company’s issued and outstanding shares.

On March 31, 2023, the Company changed its name to Quantumzyme Corp.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the year ended July 31, 2025, the Company incurred net losses of $199,269, accumulated deficits of $5,636,567, and used cash in operations in the amount of $125,181. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock-based compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.

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

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of July 31, 2025 and 2024 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at July 31, 2025 and 2024.

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

NOTE 4 –PROMISSORY NOTES

Promissory notes payable as of July 31, 2025 and 2024 consists of the following:

	July 31, 2025	July 31, 2024
Dated June 14, 2021	$6,000	$6,000
Dated July 20, 2021	642	642
Dated February 10, 2023	15,300	15,300
Dated February 10, 2023	12,750	12,750
Dated March 14, 2023	6,161	6,161
Dated April 28, 2023	7,803	7,803
Dated April 28, 2023	8,077	8,077
Dated May 4, 2023	5,904	5,904
Dated July 31, 2023	3,392	3,392
Dated September 8, 2023	2,000	2,000
Dated September 11, 2023	2,500	2,500
Dated September 13, 2023	6,000	6,000
Dated September 20, 2023	2,000	2,000
Dated September 29, 2023	20,000	20,000
Dated October 11, 2023	25,000	25,000
Dated October 16, 2023	6,000	6,000
January 31, 2024	1,420	1,420
February 8, 2024	7,500	7,500
February 21, 2024	7,000	7,000
February 22, 2024	1,865	1,865
April 2, 2024	1,902	1,902
April 22, 2024	5,000	5,000
May 5, 2024	450	450
June 17, 2024	3,000	3,000
June 25, 2024	10,000	10,000
August 2, 2024	6,000	-
August 16, 2024	3,125	-
October 22, 2024	1,500	-
October 28, 2024	10,000	-
October 29, 2024	5,000	-
October 29, 2024	6,500	-
December 5, 2024	8,000	-
December 7, 2024	3,190	-
February 11, 2025	2,500	-
February 28, 2025	8,300	-
March 4, 2025	4,500	-
April 30, 2025	14,169	-
July 31, 2025	8,631	-
Total notes payable	$249,081	$167,666

During the year ended July 31, 2025 and 2024, the Company issued various promissory notes amounting to $83,915 and $101,637 for general operating purposes to singe noteholder. The notes carry a 10% interest rate and are due upon 10 days written notice. As of July 31 2025 and 2024, the Company had amounts due to the note holder of $242,438 and $161,024, respectively.

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

During the year ended July 31, 2025 and 2024, the Company recorded interest expense of $21,232 and 14,976, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of July 31, 2025 and 2024, the amount due to related parties was $17,002 and $15,852, respectively. Amounts due to related parties are non-interest bearing and due on demand.

NOTE 6 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of July 31, 2025 and 2024, are as follows:

	July 31,	July 31,
	2025	2024
Net operating loss carryforward	$(5,636,567)	$(5,437,298)
Statutory tax rate	21%	21%
Deferred tax asset	(1,183,679)	(1,141,833)
Less: Valuation allowance	1,183,679	1,141,833
Net deferred asset	$-	$-

As of July 31, 2025 and 2024, the Company had approximately $5.64 million and $5.44 million in net operating losses (“NOLs”), respectively that may be available to offset future taxable income. NOLs generated in tax years prior to July 31, 2019 can be carryforward for twenty years, whereas NOLs generated after July 31, 2019 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 750,000,000 shares with par value of $0.00001. As of July 31, 2025 and 2024, the Company had 38,962,050 and 34,777,050 shares of common stock-issued and outstanding.

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

During the year ended July 31, 2025, the Company issued 4,185,000 shares of common stock for $41,850 cash.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to July 31, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

