Form 10-K/A
period 2025-07-31
Quantumzyme Corp.
filed 2025-11-17
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

 Amendment No. 1

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

QUANTUMZYME CORP.

Report on Form 10-K

Explanatory Note

Quantumzyme Corp. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “Original Filing”), which was filed with the Securities and Exchange Commission on November 13, 2025.

This Amendment is being filed to include an updated report of the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), and the related consent. The updated audit report replaces the version that was included in the Original Filing, which was submitted before Fruci had granted its final authorization.

In addition, this Amendment reflects the inclusion of $54,500 of stock-based compensation for Mr. Naveen Krishnarao Kulkarni for fiscal year 2024 in the Executive Compensation table presented in Item 11.

Except as described above, no other changes have been made to the Original Filing. This Amendment does not modify or update any other disclosures contained therein.

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

ITEM 11. EXECUTIVE COMPENSATION.

For the fiscal years ended July 31, 2025, 2024, and 2023, we compensated our three highest-paid directors and executive officers as follows:

Name and principal position	Year Ended	Salary	Bonus	Stock Compensation	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Naveen Krishnarao Kulkarni, (1)	2025	90,000	–	–	–	–	–	–	–
Chief Executive	2024	75,000	–	54,000	–	–	–	–
Officer, President, Secretary, Treasurer, Director	2023	15,000	–	300	–	–	–		–
Manu Bharath Khareedhi, Director (2)	2025	–	–	–	–	–	–	–	–
	2024	–	–	–	–	–	–	–	–
	2023	–	–	–	–	–	–	–	–
Shrutin Ashok Ulman, Director (3)	2025	–	–	–	–	–	–	–	–
	2024	–	–	–	–	–	–	–	–
	2023	–	–	–	–	–	–	–	–

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

Quantumzyme Corp.

Date: November 14, 2025	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2025	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

QUANTUMZYME CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quantumzyme Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quantumzyme Corp. (“the Company”) as of July 31, 2025 and 2024, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

