Form 10-Q
period 2025-10-31
Quantumzyme Corp.
filed 2025-12-15
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: October 31, 2025

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

Yes ☐     No ☒

As of December 15, 2025, the registrant had 38,962,050 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

QUANTUMZYME CORP.

 (FORMALLY RELIANT SERVICES, INC.)

CONDENSED BALANCE SHEETS

	October 31, 2025	July 31, 2025
ASSETS
	(Unaudited)
Cash	$184	$584
Prepaid expenses	-	-
Total current assets	184	584

Total assets	$184	$584

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$205,573	$175,218
Due to related parties	16,602	17,002
Notes payable	268,594	249,081
Total current liabilities	490,769	441,301

Total liabilities	490,769	441,301

Commitments and Contingencies (See note 5)	-	-

STOCKHOLDERS' DEFICIT
Preferred Shares 130,000,000 authorized shares, par value $0.00001
0 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	-	-
Series A Preferred Shares 10,000,000 authorized shares, par value $0.00001
0 shares issued and outstanding as of October 31, 2025 and July 31, 2025 respectively	-	-
Series B Preferred Shares 10,000,000 authorized shares, par value $0.00001
500 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	5	5
Common Shares 750,000,000 authorized shares, par value $0.00001; 38,962,050 and 38,962,050 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	389	389
Additional paid-in capital	5,195,456	5,195,456
Accumulated deficit	(5,686,435)	(5,636,567)
Total stockholders' deficit	(490,585)	(440,717)

Total liabilities and stockholders' deficit	$184	$584

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMZYME CORP.

(FORMALLY RELIANT SERVICES, INC.)

CONDENSED STATEMENTS OF OPERATIONS

	For the quarter ended
	October 31
	2025	2024
	(unaudited)	(unaudited)
Sales	$-	$-

Operating expenses
General and administrative	16,102	1,577
Professional fees	23,094	59,357
Total operating expenses	39,196	60,934

Loss from operations	(39,196)	(60,934)

Other expense
Interest expense	(10,672)	(4,589)
Total other expenses	(10,672)	(4,589)

Net loss before tax provision	(49,868)	(65,523)
Tax provision	-	-
Net loss	$(49,868)	$(65,523)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding -
basic and diluted	38,962,050	34,742,014

The accompanying notes are an integral part of these unaudited condensed financial statements.

 QUANTUMZYME CORP.

 (FORMALLY RELIANT SERVICES, INC.)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

	Series B
	Preferred	Par	Common	Par	Paid-In	Stock	Accumulated	Stockholders'
	Shares	Value	Shares	Value	Capital	Payable	Deficit	Deficit
Balance, July 31, 2025	500	$5	38,962,050	$389	$5,195,456	$-	$(5,636,567)	$(440,717)
Net loss							(49,868)	(49,868)
Balance, October 31, 2025	500	5	38,962,050	389	5,195,456	-	(5,686,435)	(490,585)

Balance, July 31, 2024	500	5	34,777,050	347	5,195,456	-	(5,636,567)	(440,717)
Shares issued for cash	-	-	500,500	5	5,495	-	-	5,500
Net loss	-	-	-	-	-	-	(65,523)	(65,523)
Balance, October 31, 2024	500	$5	35,277,550	$352	$5,200,951	$-	$(5,702,090)	$(500,740)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMZYME CORP.

 (FORMALLY RELIANT SERVICES, INC.)

 CONDENSED STATEMENTS OF CASHFLOWS

	For the quarters ended
	October 31, 2025	October 31, 2024
Cash Flows from Operating Activities	(Unaudited)	(Unaudited)
Net loss	$(49,868)	$(65,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities
Prepaid expenses	-	10,000
Accounts payable	30,355	19,366
Due to related party	(400)	1,100
Net cash used from operating activities	(19,913)	(35,057)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	-	5,500
Proceeds from notes payable	19,513	34,625
Net cash from financing activities	19,513	40,125

Net increased (decrease) in cash	(400)	5,068
Cash, beginning of period	584	-
Cash, end of period	$184	$5,068

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Share to be issued for settlement of notes payable	$-	$3,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

QUANTUMZYME CORP

(FORMALLY RELIANT SERVICES, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

October 31, 2025

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

On March 31, 2023, the Company changed its name to Quantumzyme Corp.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the three  months ended October 31, 2025, the Company incurred net losses of $49,868, accumulated deficits of $5,686,435, and used cash in operations in the amount of $19,913. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of October 31, 2025 and July 31, 2025 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at October 31, 2025 and July 31, 2025.

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

NOTE 3 –PROMISSORY NOTES

Promissory notes payable as of October 31, 2025 and July 31, 2025 consists of the following:

	October 31, 2025	July 31, 2025
Dated June 14, 2021	$6,000	$6,000
Dated July 20, 2021	642	642
Dated February 10, 2023	15,300	15,300
Dated February 10, 2023	12,750	12,750
Dated March 14, 2023	6,161	6,161
Dated April 28, 2023	7,803	7,803
Dated April 28, 2023	8,077	8,077
Dated May 4, 2023	5,904	5,904
Dated July 31, 2023	3,392	3,392
Dated September 8, 2023	2,000	2,000
Dated September 11, 2023	2,500	2,500
Dated September 13, 2023	6,000	6,000
Dated September 20, 2023	2,000	2,000
Dated September 29, 2023	20,000	20,000
Dated October 11, 2023	25,000	25,000
Dated October 16, 2023	6,000	6,000
January 31, 2024	1,420	1,420
February 8, 2024	7,500	7,500
February 21, 2024	7,000	7,000
February 22, 2024	1,865	1,865
April 2, 2024	1,902	1,902
April 22, 2024	5,000	5,000
May 5, 2024	450	450
June 17, 2024	3,000	3,000
June 25, 2024	10,000	10,000
August 2, 2024	6,000	6,000
August 16, 2024	3,125	3,125
September 12, 2024	1,500	1,500
October 28, 2024	10,000	10,000
October 29, 2024	5,000	5,000
October 29, 2024	6,500	6,500
December 5, 2024	8,000	8,000
December 7, 2024	3,190	3,190
February 11, 2025	2,500	2,500
February 28, 2025	8,300	8,300
March 4, 2025	4,500	4,500
April 30, 2025	14,169	14,169
July 31, 2025	8,631	8,631
August 21, 2025	1,383	-
October 31, 2025	18,130	-
Total notes payable	$268,594	$249,081

During the three months ended October 31, 2025 and 2024, the Company issued various promissory notes amounting to $19,513 and $34,625 for general operating purposes to a single noteholder. The notes carry a 10% interest rate and are due upon 10 days written notice. As of October 31, 2025 and July 31 2025, the Company had amounts due to the note holder of $268,594 and $249,081, respectively.

On June 14, 2021, the Company issued a promissory note for proceeds of $6,000. The note is due on demand and accrues interest at 10% per annum.  On July 17, 2023, the note holder sold and assigned $3,200 of the balance to two unrelated parties. On July 25, 2023, the new note holders settled the combined balance of $3,200 for the issue of 3,200,000 shares of common stock valued at $3,200.

During the three months ended October 31, 2025 and 2024, the Company recorded interest expense of $10,672 and $4,589, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of October 31, 2025 and July 31, 2025, the amount due to related parties was $16,602 and $17,002, respectively. Amounts due to related parties are non-interest bearing and due on demand.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

 NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 750,000,000 shares with par value of $0.00001. As of October 31, 2025 and July 31, 2025, the Company had 38,962,050 and 38,962,050 shares of common stock issued and outstanding.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2025 to the date these financial statements were available to be issued and has determined the following transaction to be a material subsequent event.

On November 24, 2025, the Company issued a promissory notes amounting to $3,045 for general operating purposes. The notes carry a 10% interest rate and are due upon 10 days written notice.

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

Results of Operations for the three months ended October 31, 2025 and 2024

Revenues

We earned no revenues for three months ended October 31, 2025 or 2024.

Operating Expenses

We incurred $39,196 in operating expenses for the three months ended October 31, 2025, as compared with $60,934 in the three months ended October 31, 2024. The decrease in operating expenses is the result of decreased professional   fees during the three months ended October 31, 2025. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $10,672 for the three months ended October 31, 2025, compared to other expenses of $4,589 for the three months ended October 31, 2024. The increase in other expenses was the result of increased interest expense associated additional debt incurred during the three months ended October 31, 2025.

Net Loss

We recorded a net loss of $49,868 for the three months ended October 31, 2025, compared to a net loss $65,523 for the three months ended October 31, 2024. The decrease in net loss was associated with the factors discussed above.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  During the three months ended October 31, 2025 the Company incurred net losses of $49,868, accumulated deficits of $5,686,435, and used cash in operations in the amount of $19,913. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As of October 31, 2025, we had total current assets of $184 and total current liabilities of $490,769. We had a working capital deficit of $490,585 as of October 31, 2025.

Net cash used by operating activities was $19,913 for the three months ended October 31, 2025, as compared with $35,057 cash used for the three months ended October 31, 2024. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $19,513 in cash for the three months ended October 31, 2025, as compared with $40,125 for the three months ended October 31, 2024.The decrease in cash provided by financing activities was the result of proceeds provided through the issuance of more notes during the three months ended October 31, 2024

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of October 31, 2025. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of October 31, 2025, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of October 31, 2025, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended October 31, 2025.

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
31.1

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13A-14(A) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. **

*	Previously Filed as part of the Company’s Registration Statement on Form 1-A, specifically as exhibits to the Part II-Offering Circular thereto, originally filed with the SEC on February 29, 2024.
**	Previously Filed as part of the Company’s Registration Statement on Form 10 filed with the SEC on February 3, 2025.
***	Filed herewith

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

Quantumzyme Corp.

Date: December 15, 2025	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

