Form 10-K/A
period 2025-07-31
Quantum Genesis AI Corp.
filed 2026-04-15
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

 Amendment No. 2

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

Tel.: 858-216-7676

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

QUANTUMZYME CORP.

Report on Form 10-K

EXPLANATORY NOTE

Quantumzyme Corp. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “Original Filing”), which was filed with the Securities and Exchange Commission on November 13, 2025.

Amendment No. 1 to the Original Filing was filed to include an updated report of the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), and the related consent. The updated audit report replaced the version that was included in the Original Filing, which was submitted before Fruci had granted its final authorization. Amendment No. 1 also reflected the inclusion of $54,500 of stock-based compensation for Mr. Naveen Krishnarao Kulkarni for fiscal year 2024 in the Executive Compensation table presented in Item 11.

This Amendment No. 2 is being filed solely to amend and supplement disclosure contained in Item 1 – Business, Item 1A – Risk Factors, and Item 13 – Certain Relationships and Related Transactions, and Director Independence, in each case to update and clarify certain disclosures relating to the Company’s intellectual property.

As previously disclosed, the Company acquired certain intellectual property rights pursuant to an Asset Purchase Agreement dated February 21, 2023. Such intellectual property includes the subject matter of U.S. Patent Application Publication No. US20250146029A1, titled “Modified Polypeptides for Enzymatic Synthesis of Ibuprofen,” which was filed on November 2, 2023.

The Company believes that the subject matter of the patent application is derived from and based upon the intellectual property acquired pursuant to the Asset Purchase Agreement. However, the patent application was filed in the name of the Company’s Chief Executive Officer in his individual capacity, and legal title has not yet been formally assigned to the Company.

The Company has not recorded such intellectual property as an asset in its financial statements due to the absence of a formal valuation.

The Company has since entered into a confirmatory assignment agreement with its Chief Executive Officer to formally assign such intellectual property to the Company, effective as of the date of issuance of the patent, and intends to reflect such ownership in its public disclosures going forward.

Accordingly, this Amendment No. 2 amends only Item 1, Item 1A, and Item 13 of the Original Filing.

No other Items or disclosures are being amended, modified, or updated by this Amendment No. 2.

This Amendment No. 2 does not modify, restate, or update any of the Company’s audited financial statements, notes to financial statements, or any other financial information contained in the Original Filing, and no changes have been made to Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), or any other financial disclosures.

Except as expressly set forth herein with respect to Item 1, Item 1A, and Item 13, this Amendment No. 2 does not reflect events occurring after the filing date of the Original Filing, and no other changes have been made to the Original Filing.

This Amendment No. 2 should be read in conjunction with the Original Filing and Amendment No. 1.

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

ITEM 1. BUSINESS.

Company Overview

Quantumzyme Corp. is a biotransformation company focused on clean and green chemistry. Specifically, Quantumzyme is in the business of developing engineered enzymes for application in the production of active pharmaceutical ingredients (“API”). As we move forward, we intend to expand beyond the API marketplace and engineer enzymes for use in other sectors, including fragrances and flavors, as well as climate-focused applications such as sustainable materials, plastic degradation, and carbon capture. In the development and engineering of enzymes, we conduct research to enhance enzyme activity, selectivity, and specificity by applying novel quantum mechanics, molecular modelling, and engineering approaches. Our goal is to foster a clean, healthy, and well-protected environment supporting a sustainable society and economy. Ultimately, we aim to simplify complex chemistry and reduce the number of required steps in chemical processes by applying scientific principles such as quantum mechanics to biological systems. As we continue to develop and implement our plan of operation, we intend to establish ourselves as industry leaders by solving complex chemistry problems in the pharmaceutical, fragrances, and flavors sectors.

As of the date hereof, we have engineered our first product, which is an enzyme for use in pharmaceutical API production of ibuprofen. Specifically, our initial product is targeted at select pharmaceutical companies that produce generic drugs. We are in the process of identifying third-party manufacturers and distributors capable of manufacturing the enzyme at scale and distributing the product within the relevant markets.

The Company’s intellectual property includes proprietary enzyme design technologies, computational methodologies, and related know-how acquired pursuant to that certain Asset Purchase Agreement dated February 21, 2023. Such intellectual property includes the subject matter of U.S. Patent Application Publication No. US20250146029A1, titled “Modified Polypeptides for Enzymatic Synthesis of Ibuprofen,” which was filed on November 2, 2023 and published on May 8, 2025. The patent application is currently pending and has not yet been issued as a patent.

The Company believes that the subject matter of the patent application is derived from and based upon the intellectual property acquired pursuant to the Asset Purchase Agreement. However, the patent application was filed in the name of the Company’s Chief Executive Officer in his individual capacity, and legal title has not yet been formally assigned to the Company. The Company has not recorded such intellectual property as an asset in its financial statements due to the absence of a formal valuation.

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

Our principal executive office is located at 15656 Bernardo Center Drive, Suite 801, San Diego, CA 92127, and our telephone number is (858)-216-7676. Additional information is available at www.quantumzymecorp.com (the website is not incorporated by reference into this report).

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

The Company’s business relies in part on proprietary technologies, including intellectual property acquired pursuant to that certain Asset Purchase Agreement dated February 21, 2023. Such intellectual property includes the subject matter of U.S. Patent Application Publication No. US20250146029A1, which is currently pending and has not yet been issued as a patent.

There can be no assurance that any patent will ultimately be issued from this or any future patent application. Even if a patent is issued, it may be successfully challenged, invalidated, or circumvented by third parties. In addition, the Company may not be able to obtain additional patents or other forms of intellectual property protection in the future.

The Company’s ability to protect its intellectual property may be limited by, among other things, the scope of any issued patents, the availability of alternative technologies, and the costs associated with enforcement. Patent applications may be rejected, and the Company may determine to abandon certain applications if the costs of prosecution outweigh the anticipated benefits.

The Company may also rely on trade secrets, know-how, and other proprietary information that may not be adequately protected. Unauthorized use or disclosure of such information could materially harm the Company’s business.

Further, litigation may be necessary to enforce the Company’s intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or misappropriation. Any such litigation could result in substantial costs, diversion of management resources, and potential liability. An adverse outcome in any such proceeding could limit or prohibit the Company’s ability to use its technology or require the Company to obtain licenses on unfavorable terms, if at all.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Intellectual Property Assignment – Related Party Transaction

As previously disclosed, the Company entered into an Asset Purchase Agreement dated February 21, 2023, pursuant to which it acquired certain intellectual property, including proprietary enzyme engineering technologies, know-how, and related developments (the “Acquired IP”).

The Acquired IP includes the subject matter of U.S. Patent Application Publication No. US20250146029A1, titled “Modified Polypeptides for Enzymatic Synthesis of Ibuprofen,” which was filed on November 2, 2023. The patent application was filed in the name of the Company’s Chief Executive Officer, Naveen Krishnarao Kulkarni, in his individual capacity.

In order to formalize legal title consistent with the Company’s rights under the Asset Purchase Agreement, the Company and Mr. Kulkarni have entered into a confirmatory assignment agreement pursuant to which Mr. Kulkarni has assigned all right, title, and interest in and to such intellectual property to the Company.

The assignment is intended to confirm the Company’s ownership of the intellectual property as originally contemplated under the Asset Purchase Agreement, and no additional consideration was paid in connection with the assignment.

The Company has not historically recorded such intellectual property as an asset in its financial statements due to the absence of a formal valuation.

Board Independence

The Board of Directors is currently composed of three member and we have two independent directors at this time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantumzyme Corp.

Date: April 15, 2026	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2026	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

