Form 10-Q/A
period 2025-10-31
Quantum Genesis AI Corp.
filed 2026-04-15
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q/A

  Amendment No. 1

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

Tel: 858-216-7676

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

QUANTUMZYME CORP.

 FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.	4

2

Explanatory Note

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended October 31, 2025 (the “Original Filing”) solely to amend and supplement disclosure contained in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically to include additional disclosure regarding the Company’s intellectual property and the formalization of certain rights previously acquired pursuant to that certain Asset Purchase Agreement dated February 21, 2023.

Accordingly, this Amendment amends only Item 2 of the Original Filing.

No other Items or disclosures are being amended, modified, or updated.

This Amendment does not modify, restate, or update any of the Company’s financial statements, notes to financial statements, or any other financial information contained in the Original Filing, and no changes have been made to Part I, Item 1 (Financial Statements) or any other financial disclosures.

Except as expressly set forth herein with respect to Item 2, this Amendment does not reflect events occurring after the filing date of the Original Filing, and no other changes have been made to the Original Filing.

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

3

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

4

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

Financing activities provided $19,513 in cash for the three months ended October 31, 2025, as compared with $40,125 for the three months ended October 31, 2024.The decrease in cash provided by financing activities was the result of proceeds provided through the issuance of more notes during the three months ended October 31, 2024.

Intellectual Property

The Company’s intellectual property includes proprietary enzyme design technologies, computational methodologies, and related know-how acquired pursuant to that certain Asset Purchase Agreement dated February 21, 2023 (the “APA”).

Such intellectual property includes the subject matter of U.S. Patent Application Publication No. US20250146029A1, titled “Modified Polypeptides for Enzymatic Synthesis of Ibuprofen,” which was filed on November 2, 2023.

The patent application was filed in the name of the Company’s Chief Executive Officer. The Company believes that, pursuant to the APA, it acquired the underlying intellectual property and associated rights.

Subsequent to the period covered by this report, the Company and its Chief Executive Officer entered into an Assignment Agreement to formalize and document the transfer of such intellectual property rights previously contemplated under the APA. The Assignment Agreement confirms that all right, title, and interest in such intellectual property has been assigned to the Company and provides that the assignment is effective as of November 2, 2023, consistent with the intent of the parties.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quantumzyme Corp.

Date: April 15, 2026	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

6