Form 10-Q/A
period 2026-01-31
Quantum Genesis AI Corp.
filed 2026-04-15
CIK 1663038

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

2

Explanatory Note

The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended January 31, 2026 (the “Original Filing”) solely to amend and supplement disclosure contained in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, specifically to include additional disclosure regarding the Company’s intellectual property and the formalization of certain rights previously acquired pursuant to that certain Asset Purchase Agreement dated February 21, 2023.

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

4

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

Financing activities provided $43,285 in cash for the six months ended January 31, 2026, as compared with $51,329 for the six months ended January 31, 2025.The decrease in cash provided by financing activities was the result of a decrease in proceeds provided through the issuance of notes during the six months ended January 31, 2026.

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

During the period covered by this report, the Company and its Chief Executive Officer entered into an Assignment Agreement to formalize and document the transfer of such intellectual property rights previously contemplated under the APA. The Assignment Agreement confirms that all right, title, and interest in such intellectual property has been assigned to the Company and provides that the assignment is effective as of November 2, 2023, consistent with the intent of the parties.

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