Form 10-Q
period 2026-04-30
Quantum Genesis AI Corp.
filed 2026-06-11
CIK 1663038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: April 30, 2026

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

As of June 11, 2026, the registrant had 40,972,050 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

QUANTUM GENESIS AI CORP.

(FKA QUANTUMZYME CORP.)

CONDENSED BALANCE SHEETS

	April 30, 2026	July 31, 2025
ASSETS	(Unaudited)	(Audited)
Cash	$59	$584
Prepaid expenses	-	-
Total current assets	59	584

Total assets	$59	$584

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$175,502	$175,218
Due to related parties	16,602	17,002
Notes payable	251,209	249,081
Total current liabilities	443,313	441,301

Total liabilities	443,313	441,301

Commitments and Contingencies (See note 5)	-	-

Preferred Shares 130,000,000 authorized shares, par value $0.00001 0 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	-	-
Series A Preferred Shares 10,000,000 authorized shares, par value $0.00001 0 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	-	-
Series B Preferred Shares 10,000,000 authorized shares, par value $0.00001 500 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	5	5
Common Shares 750,000,000 authorized shares, par value $0.00001; 40,972,050 and 38,962,050 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	409	389
Additional paid-in capital	9,597,336	5,195,456
Accumulated deficit	(10,041,004)	(5,636,567)
Total stockholders' deficit	(443,254)	(440,717)

Total liabilities and stockholders' deficit	$59	$584

The accompanying notes are an integral part of these unaudited financial statements.

QUANTUM GENESIS AI CORP.

(FKA QUANTUMZYME CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the quarter ended		For the nine months ended
	April 30		April 30
	2026	2025	2026	2025

Sales	$-	$-	$-	$-

Operating expenses
General and administrative	5,966	11,453	25,029	16,365
Professional fees	13,117	49,000	34,632	129,556
Total operating expenses	19,083	60,453	59,661	145,921

Loss from operations	(19,083)	(60,453)	(59,661)	(145,921)

Other expense
Interest expense	(5,829)	(5,310)	(18,904)	(15,171)
Loss on conversion of debt	-	-	(4,325,872)	-
Total other expenses	(5,829)	(5,310)	(4,344,776)	(15,171)

Net loss before tax provision	(24,912)	(65,763)	(4,404,437)	(161,092)
Tax provision	-	-	-	-
Net loss	$(24,912)	$(65,763)	$(4,404,437)	$(161,092)

Net loss per common share: basic and diluted	$(0.00)	$(0.00)	$(0.11)	$(0.00)
Weighted average common shares outstanding - basic and diluted	35,327,050	35,327,050	38,962,050	35,117,811

The accompanying notes are an integral part of these unaudited financial statements.

QUANTUM GENESIS AI CORP.

(FKA QUANTUMZYME CORP.)

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Series B
	Preferred		Common		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Deficit
Balance, July 31, 2025	500	$5	38,962,050	$389	$5,195,456	$(5,636,567)	$(440,717)
Net loss						(49,868)	(49,868)
Balance, October 31, 2025	500	5	38,962,050	389	5,195,456	(5,686,435)	(490,585)
Shares issued for conversion of debt	-	-	2,010,000	20	4,401,880	-	4,401,900
Net loss	-	-	-	-	-	(4,329,657)	(4,329,657)
Balance, January 31, 2026	500	5	40,972,050	409	9,597,336	(10,016,092)	(418,342)
Net loss	-	-	-	-	-	(24,912)	(24,912)
Balance, April 30, 2026	500	$5	40,972,050	$409	$9,597,336	$(10,041,004)	$(443,254)

Balance, July 31, 2024	500	$5	34,777,050	$347	$5,153,647	$(5,437,298)	$(283,299)
Shares issued for cash	-	-	550,000	6	5,494	-	5,500
Net loss	-	-	-	-	-	(65,523)	(65,523)
Balance, October 31, 2024	500	5	35,327,050	353	5,159,141	(5,502,821)	(343,323)
Net loss						(29,806)	(29,806)
Balance, January 31, 2025	500	5	35,327,050	353	5,159,141	(5,532,627)	(373,129)
Shares issued for cash	-	-	3,635,000	36	36,314	-	36,350
Net loss						(65,763)	(65,763)
Balance, April 30, 2025	500	$5	38,962,050	$389	$5,195,455	$(5,598,390)	$(402,541)

The accompanying notes are an integral part of these unaudited financial statements.

QUANTUM GENESIS AI CORP.

(FKA QUANTUMZYME CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	April 30, 2026	April 30, 2025
Cash Flows from Operating Activities
Net loss	$(4,404,437)	$(161,092)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on conversion of debt	4,325,872	(2,500)
Changes in assets and liabilities
Prepaid expenses	-	10,000
Accounts payable	16,012	35,892
Due to related party	(400)	1,150
Net cash from operating activities	(62,953)	(116,550)

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	-	41,850
Proceeds from notes payable	62,428	75,284
Net cash from financing activities	62,428	117,134

Net decrease in cash	(525)	584
Cash, beginning of period	584	-
Cash, end of period	$59	$584

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Shares issued for settlement of notes payable and accrued liabilities	$76,028	$3,200

The accompanying notes are an integral part of these unaudited financial statements.

QUANTUM GENESIS AI CORP.

(FKA QUANTUMZYME CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

April 30, 2026

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

Correction of an Error

Professional fees and total liabilities were overstated by $22,500 during the three months ended October 31, 2025. The error was corrected during the three months ended April 30, 2026 reduction of professional fees and total liabilities. The effect of the error corrections on the prior periods has been determined to be immaterial.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months ended April 30, 2026, the Company incurred net losses of $4,404,437, accumulated deficits of $10,041,004, and used cash in operations in the amount of $62,953. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date

The reported fair values for financial instruments that use Level 2 and Level 3 inputs to determine fair value are based on a variety of factors and assumptions. Accordingly, certain fair values may not represent actual values of the Company’s financial instruments that could have been realized as of April 30, 2026 and July 31, 2025 or that will be recognized in the future, and do not include expenses that could be incurred in an actual settlement. The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, receivables from related parties, prepaid expenses and other, accounts payable, accrued liabilities, and related party and third-party notes payables approximate fair value due to their relatively short maturities. The Company’s notes payable approximates the fair value of such instrument based upon management’s best estimate of terms that would be available to the Company for similar financial arrangements at April 30, 2026 and July 31, 2025.

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

NOTE 4 – PROMISSORY NOTES

Promissory notes payable as of April 30, 2026 and July 31, 2025 consists of the following:

	April 30, 2026	July 31, 2025
Dated June 14, 2021	$6,000	$6,000
Dated July 20, 2021	642	642
Dated February 10, 2023	-	15,300
Dated February 10, 2023	12,750	12,750
Dated March 14, 2023	6,161	6,161
Dated April 28, 2023	7,803	7,803
Dated April 28, 2023	8,077	8,077
Dated May 4, 2023	5,904	5,904
Dated July 31, 2023	3,392	3,392
Dated September 8, 2023	2,000	2,000
Dated September 11, 2023	2,500	2,500
Dated September 13, 2023	6,000	6,000
Dated September 20, 2023	2,000	2,000
Dated September 29, 2023	-	20,000
Dated October 11, 2023	-	25,000
Dated October 16, 2023	6,000	6,000
January 31, 2024	1,420	1,420
February 8, 2024	7,500	7,500
February 21, 2024	7,000	7,000
February 22, 2024	1,865	1,865
April 2, 2024	1,902	1,902
April 22, 2024	5,000	5,000
May 5, 2024	450	450
June 17, 2024	3,000	3,000
June 25, 2024	10,000	10,000
August 2, 2024	6,000	6,000
August 16, 2024	3,125	3,125
September 12, 2024	1,500	1,500
October 28, 2024	10,000	10,000
October 29, 2024	5,000	5,000
October 29, 2024	6,500	6,500
December 5, 2024	8,000	8,000
December 7, 2024	3,190	3,190
February 11, 2025	2,500	2,500
February 28, 2025	8,300	8,300
March 4, 2025	4,500	4,500
April 30, 2025	14,169	14,169
July 31, 2025	8,631	8,631
August 21, 2025	1,383	-
October 31, 2025	18,130	-
January 31, 2026	23,772	-
February 26, 2026	9,890	-
April 30, 2026	9,253	-
Total notes payable	$251,209	$249,081

During the nine months ended April 30, 2026 and 2025, the Company issued various promissory notes amounting to $62,428 and $75,284 for general operating purposes to a single noteholder. The notes carry a 10% interest rate and are due upon 10 days written notice. As of April 30, 2025 and July 31 2025, the Company had amounts due to the note holder of $251,209 and $249,081, respectively. On January 20, 2026, the Company issued 2,010,000 shares of common stock valued at $4,401,900 to settle $60,300 in note payable and $15,728 in accrued interest resulting in a loss on settlement of debt of $4,325,872.

On June 14, 2021, the Company issued a promissory note for proceeds of $6,000. The note is due on demand and accrues interest at 10% per annum. On July 17, 2023, the note holder sold and assigned $3,200 of the balance to two unrelated parties. On July 25, 2023, the new note holders settled the combined balance of $3,200 for the issue of 3,200,000 shares of common stock valued at $3,200.

During the nine months ended April 30, 2026 and 2025, the Company recorded interest expense of $18,904 and $15,171, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of April 30, 2026 and July 31, 2025, the amount due to related parties was $16,602 and $17,002, respectively. Amounts due to related parties are non-interest bearing and due on demand.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s authorized common stock consists of 750,000,000 shares with par value of $0.00001. As of April 30, 2026 and July 31, 2025, the Company had 40,972,050 and 38,962,050 shares of common stock issued and outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to April 30, 2026 to the date these financial statements were available to be issued and has determined the following transaction to be a material subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Business update

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

The Company and its Chief Executive Officer have entered into an Assignment Agreement to formalize and document the transfer of such intellectual property rights previously contemplated under the APA. The Assignment Agreement confirms that all right, title, and interest in such intellectual property has been assigned to the Company and provides that the assignment is effective as of November 2, 2023, consistent with the intent of the parties.

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

Results of Operations for the three and nine months ended April 30, 2026 and 2025

Revenues

We earned no revenues for three and nine months ended April 30, 2026 or 2025.

Operating Expenses

We incurred $19,083 in operating expenses for the three months ended April 30, 2026, as compared with $60,453 in the three months ended April 30, 2025. The decrease in operating expenses is the result of decreased professional fees during the three months ended April 30, 2026. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

We incurred $59,661 in operating expenses for the nine months ended April 30, 2026, as compared with $145,921 in the nine months ended April 30, 2025. The decrease in operating expenses is the result of decreased professional fees during the nine months ended April 30, 2026. We expect our operating expenses will increase in future years as a result of the costs associated with the increased operating activity under our business model.

Other Income/Expenses

We had other expenses of $5,829 for the three months ended April 30, 2026, compared to other expenses of $5,310 for the three months ended April 30, 2025. The increase in other expenses was the result of an increase in debt as of April 30, 2026.

We had other expenses of $4,344,776 for the nine months ended April 30, 2026, compared to other expenses of $15,171 for the nine months ended April 30, 2025. The increase in other expenses was the result of a loss on settlement of debt that occurred during the nine months ended April 30, 2026.

Net Loss

We recorded a net loss of $24,912 for the three months ended April 30, 2026, compared to a net loss $65,763 for the three months ended April 30, 2025. The decrease in net loss was associated with the factors discussed above.

We recorded a net loss of $4,404,437 for the nine months ended April 30, 2026, compared to a net loss $161,092 for the nine months ended April 30, 2025. The decrease in net loss was associated with the factors discussed above.

Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States (“GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. During the nine months ended April 30, 2026 the Company incurred net losses of $4,404,437, accumulated deficits of $10,041,004, and used cash in operations in the amount of $62,953. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of April 30, 2026, we had total current assets of $59 and total current liabilities of $443,313. We had a working capital deficit of $443,254 as of April 30, 2026.

Net cash used by operating activities was $62,953 for the nine months ended April 30, 2026, as compared with $116,550 cash used for the nine months ended April 30, 2025. Our negative operating cash flow for both periods was our net losses, as adjusted to reconcile net loss to net cash provided by operating activities.

Financing activities provided $62,428 in cash for the nine months ended April 30, 2026, as compared with $117,134 for the nine months ended April 30, 2025.The decrease in cash provided by financing activities was the result of a decrease in proceeds provided through the issuance of notes during the six months ended April 30, 2026

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of April 30, 2026. Based on this evaluation, management concluded that our financial disclosure controls and procedures were not effective so as to timely record, process, summarize and report financial information required to be included on our SEC reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

Internal Control Over Financial Reporting

As of April 30, 2026, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 and based on the criteria for effective internal control described in Internal Control – Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (as revised). Based on our evaluation, management concluded that our internal control over financial reporting was not effective so as to timely record, process, summarize and report financial information required to be included on our Securities and Exchange Commission (“SEC”) reports due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. However, as a result of our evaluation and review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of these findings, management, upon obtaining sufficient capital and operations, intends to take practical, cost-effective steps in implementing internal controls, including the possible remedial measures set forth below. As of April 30, 2026, we did not have sufficient capital and/or operations to implement any of the remedial measures described below.

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

(b) Change in Internal Control Over Financial Reporting

The Company has not made any change in our internal control over financial reporting during the period ended April 30, 2026.

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

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

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

32.1	Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. ***
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Previously Filed as part of the Company’s Registration Statement on Form 1-A, specifically as exhibits to the Part II-Offering Circular thereto, originally filed with the SEC on February 29, 2024.
**	Previously Filed as part of the Company’s Registration Statement on Form 10 filed with the SEC on February 3, 2025.
***	Filed herewith
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

Quantum Genesis AI Corp.

Date: June 11, 2026	By:	/s/ Naveen Krishnarao Kulkarni
	Name:	Naveen Krishnarao Kulkarni
	Title:	Chief Executive Officer & Chief Financial Officer

